Form 10KSB40
period 1999-12-31
COVINGHAM CAPITAL CORP
filed 2000-10-17
CIK 789887

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended: December 31, 1999
                                -----------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From ____ to ____

                        Commission File Number: 33-3378-D

                          COVINGHAM CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         UTAH                                                87-0430826
------------------------------                              --------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

174 E. Dorchester Drive, Salt Lake City, Utah               84103
---------------------------------------------               --------------------
(Address of principal executive offices)                    (Zip Code)

                                 (801) 521-0880
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Securities Company pursuant to Section 12(b) of the Act:    None

     Securities registered pursuant to Section 12(g) of the Act: None

     Check  whether the  issuer:  (1)filed  all reports  required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the year ended December 31, 1999 were $0.00

     As of December 31, 1999, there are approximately 16,179,163 shares of common voting stock of the Company held by non-affiliates. The Company's stock is not quoted and there is no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.001 par value per share.

     As of December 31, 1999 there were 36,179,163 shares of the Company's Common Stock outstanding.

     Documents Incorporated by Reference: See Exhibit List.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          COVINGHAM CAPITAL CORPORATION

                                   FORM 10-KSB

                   For The Fiscal Year Ended December 31, 1999

                                     PART I
                                     ------
                                                                        Page
                                                                        ----
Item 1. Description of Business.....................................      3

Item 2. Description of Properties...................................     11

Item 3. Legal Proceedings ..........................................     11

Item 4. Submission of Matters to a Vote of Security Holders ........     12

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters....     12

Item 6. Management Discussion and Analysis or Plan of Operation ....     13

Item 7. Financial Statements .......................................     15

Item 8. Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosures ............................     24

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act .........     24

Item 10. Executive Compensation ....................................     26

Item 11. Security Ownership of Certain Beneficial Owners and Management..27

Item 12. Certain Relationships and Related Transactions ............     28

Item 13. Exhibits and Reports on Form 8-K ..........................     29

Signatures .........................................................     30

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS

     (a) General Development of Business.

     Covingham Capital Corporation (the "Company") was organized under the laws of the State of Utah on January 30, 1986, to engage in any lawful business. The Company filed a Registration Statement of Form S-18 with the Securities and Exchange Commission which became effective on November 10, 1986. Pursuant to such Registration Statement and the Prospectus, the Company offered to the public a maximum of 6,000,000 shares and a minimum of 2,000,000 shares of its common stock at $0.05 per share. The offering closed with the minimum number of shares having been sold.

     The Company was originally formed to seek the acquisition of assets, property or business that may benefit itself and its shareholders.

     On July 31,  1987,  the Company  and  Consumer  Products  Source,  Inc.,  a
Delaware corporation ("CPS"), entered into an Agreement and Plan of Reorganization dated July 31, 1987 (the "Reorganization Agreement") whereby CPS was to become a wholly owned subsidiary of the Company. On September 14, 1987, in connection therewith, the Company issued 11,163,648 restricted shares of its common stock, $0.001 par value, to CPS's shareholders, in exchange for all of the issued and outstanding shares of CPS. The Company also issued an additional 970,716 restricted shares for services rendered in conjunction with the CPS acquisition and operations of the Company.

     CPS which held a license agreement for the sale of various consumer products intended on continuing to sell consumer products to bicycle dealers and other related businesses, as it was previously operated.

     Pursuant to the terms of the Reorganization Agreement, on the closing date, Messrs. Bill Covin, Jay Bingham, Lance Bingham and Kenneth D. Murri, resigned as officers and directors of the Company. Messrs. Thomas V. walker, Norman W. Mead, Charles McGill, Lance Bingham and Kenneth D. Murri were subsequently elected as directors of the Company, and the newly elected directors in turn electing Mr. Thomas V. Walker as President and CEO, Mr. Norman W. Mead as Vice President, Mr. Charles McGill as Secretary and Mr. Kenneth D. Murri as Treasurer.

     On March 1, 1988, the Company was involuntarily dissolved by the State of Utah, for failure to file its annual reports and maintain a registered agent in the State.

     On September 26, 1988 Thomas V. Walker resigned as an officer and director of the Company.

     In October 1988, CPS ceased operations and on November 11, 1988, CPS, the wholly owned subsidiary of the Company was involuntarily suspended by the California Franchise Tax board.

     Between October 1988 through February 1998, the Company resumed its original business direction of seeking a merger, reverse acquisition or other defined change in control agreement which would be in the best interests of the Company's shareholders. The Company entertained several proposals and entered into a letter of intent on September 28, 1995 with American Capital Investors Corporation ("ACIC") under which ACIC would acquire the Company.

     For various reasons, the Company and ACIC determined not to proceed to complete the transactions contemplated in the letter of intent. As a result of the conclusion of the relationship with ACIC, the Registration was left with virtually no funds and no pending prospects for developing business relationships with other companies.

     The Company did not file any periodic reports with the Securities and Exchange Commission subsequent to the Form 8-K filed November 10, 1987 and the quarterly Report on Form 10-Q for the quarter ended March 31, 1988.

     In February 1998, Lance Bingham and Kenneth D. Murri resigned as officers and directors of the Company's leaving Norman W. Mead as the sole office and director. Mr. Mead appointed George G. Chachas as a director and Vice President.

     On February 26, 1998, Norman W. Mead resigned as an officer and director of the Company, leaving George G. Chachas, as the sole officer and director.

     On June 9, 1999, Gregory J. Chachas and James Franklin were appointed to the Board of Directors by the Company's then sole director, George G. Chachas, and Gregory J. Chachas was elected as Vice President of the Company.

     On July 15, 1999, the Company filed an Application for Reinstatement with the State of Utah and the Company was reinstated on August 24, 1999.

     On September 21, 1999, in consideration for legal and consulting services valued at $10,000.00 provided by Gregory J. Chachas in the reinstatement of the Company, the Company issued 10,000,000 restricted shares of its common stock, $0.001 par value per share to Gregory J. Chachas, Additionally, in consideration for the capital contribution of $10,000.00 in cash and expenses paid on behalf of the Company by Gregory J. Chachas, the Company issued an additional 10,000,000 restricted shares of its common stock to Gregory J. Chachas.

     On September 22, 1999, George G. Chachas purchased 4,283,950 shares of common stock of the Company from Norman W. Mead, a former officer and director of the Company.

     On September 25, 1999, the Company restated its By-laws in its entirety.

     On November 24, 1999, George G. Chachas and James E. Franklin, resigned as an officers and directors of the Company and Ray Cottrell and David Nielson were appointed to the Board of Directors by the Company's then sole director Gregory
J. Chachas.

     On February 8, 2000 and February 18, 2000, respectively, Mr. Ray Cottrell and David Nielson, resigned as directors of the Company.

     On June 13, 2000, in consideration for the capital contribution of $5,000.00 in cash by Gregory J. Chachas, the Company issued 500,000 restricted shares of its common stock, $0.001 par value to Gregory J. Chachas. Further, in consideration for the financial accommodations of the Company's transfer agent in discounting the prior invoices of the Company, the Company issued 100,000 restricted shares of its common stock, $0.001 par value to Fidelity Transfer Company.

     (b) Narrative Description of Business.

     The Management of the Company intends to preserve the corporate existence of the Company while continuing to seek a business combination with another entity seeking the advantages of an existing publicly held corporation notwithstanding the Company's lack of capital. Management recognizes that the
Company's  lack  of  capital  is  a  serious   disadvantage  both  in  terms  of
attractiveness to a potential acquiring entity as well as restricting Management's ability to promote the Company and pursue negotiations.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. To the extent that it intends to continue to seek the acquisition of assets, property or business that may benefit itself and its shareholders, the Company is essentially a "blank check" company. Because the Company has virtually no assets, conducts no business and has no employees, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition; such an issuance would almost certainly result in a change in control of the Company. This may also result in substantial dilution of the shares of current shareholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition and the approval of shareholders will not be sought unless required by applicable laws, rules and regulations, the Company's Articles of Incorporation or Bylaws.

     The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, finance and all medically related fields, among others. The Company recognizes that because of its total lack of resources, the number of suitable potential business ventures which may be available to it will be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution public investors will suffer to the benefit of the shareholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly analyze without referring to any objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, since the Company has extremely limited current assets and cash reserves, these activities may be limited, and if undertaken, the cost and expense thereof will be advanced by management, and may further dilute the interest of the shareholders of the Company.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal shareholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Although it currently has no plans to do so, depending on the nature and extent of services rendered, the Company may compensate members of management in the future for services that they may perform for the Company. Because the Company currently has extremely limited resources, and is unlikely to have any significant resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to these persons; this would have the effect of further diluting the holdings of the Company's other shareholders. However, due to the minimal amount of time devoted to management by any person other than Mr. Chachas, there are no preliminary agreements or understandings with respect to management compensation.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal shareholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. It is not anticipated that any such opportunity will be afforded to other shareholders. Such fees may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

     Management expects to enter into further negotiations with target company management following successful conclusion of financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then current shareholders.

     The final stage of any merger or acquisition to be effected by the Company will require the Company to retain the services of its counsel and a qualified accounting firm in order to properly effect the merger or acquisition. The Company would incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, Management anticipates that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the shareholders and to the financial community. If the Company is unable to complete the merger or acquisition for any reason, the Company's then supply of capital may be substantially depleted if legal fees and accounting costs have been incurred. Management intends to retain legal and accounting services only on an as-needed basis in the latter stages of a proposed merger or acquisition. It is likely that the Company will seek to accomplish any business combination in a manner which will not require shareholder approval.

     The Company may be required to seek additional financing in order to proceed with any proposed transaction with a target company, which could be accomplished by either the sale of common stock, the issuance of debt, or both.

     Competition.
     ------------

     The Company will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately-financed entities. There are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in these endeavors; however, the Company, having virtually no assets or cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have operating histories when compared with the complete lack of any substantive operations by the Company. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

     Principal Products or Services and their Markets.
     ------------------------------------------------

     The extremely limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activity to be conducted by the Company is to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

     Sources and Availability of Raw Materials.
     -----------------------------------------

     None; not applicable.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
     ---------------------------------------------------------------------------

     None; not applicable.

     Governmental Approval of Principal Products or Services.
     -------------------------------------------------------

     On the effectiveness of the Company's Registration Statement on Form S-8, which occurred on November 10, 1986, the Company became subject to reporting requirements as set forth in Sections 13 and 15(d) of the Securities Exchange Act of 1934. Section 13 of the 1934 Act requires the company to file such periodical and other reports which include an annual report of Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K. Costs associated with filings required by the Company under the 1934 Act will have to be advanced by management, the Company's principal shareholders or any potential business venturer, and may further dilute the interest of the public shareholders. In the case of a merger requiring prior shareholder approval and the submission of financial statements of the Company and other party or parties to the merger, legal and accounting costs will be significantly higher, even though the adoption, ratification and the approval of any such merger will be virtually assured if recommended by Gregory J. Chachas, the principal shareholder of the Company.

     Effects of Existing or Probable Governmental Regulations.
     --------------------------------------------------------

     Since the Company was initially incorporated, federal and state securities laws, rules and regulations have made the participation in or the conducting of an IPO substantially easier for certain small and developmental stage companies, reducing the time constraints previously involved, the legal and accounting costs and the financial periods required to be included in the financial statements. Rule 504 of Regulation D of the Securities and Exchange Commission no longer requires the filing of a Registration Statement with any state or territory as a condition to its use; however, this Rule is no longer available to "blank check" companies. Accordingly, because the Company files reports pursuant to Sections 13 and/or 15(d) of the 1934 Act, and is also presently deemed to be a "blank check" company, this method of raising funds is foreclosed to it. Rule 504 is also not available to "reporting issuers," which the Company became on the effectiveness of its Registration Statement on Form 10-SB, as amended.

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     A number of state securities commissions have adopted the use of Form U-7 for SCOR, which also substantially simplifies the registration process for IPO's; Form U-7 is primarily used in connection with offerings conducted pursuant to Rule 504 of the Securities and Exchange Commission, but is not limited to this use. To the extent that Rule 504 and the use of SCOR are unavailable to the Company due to its status as a reporting company and a "blank check" company, the use of Form U-7 will also be unavailable in this regard.

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc., ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability for the small business issuer to these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

     Cost and Effect of Compliance with Environmental Laws.
     -----------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

     Research and Development Expenses.
     ---------------------------------

     None; not applicable.

     Number of Employees.
     -------------------

     The Company does not have any employees, and did not have any during the fiscal year ended December 31, 1999.

RISK FACTORS
------------

     RISK OF PENNY STOCK. The Company's common stock may, at some future time, be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

     A principal exclusion from the definition of a penny stock is an equity security that has a price of five dollars ($5.00) of more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this Registration Statement the Company's common stock has a price in excess of $5.00 and would not be deemed a penny stock.

     If the Company's Common Stock were deemed a penny stock, section 15(g) and Rule 3a51-1 of the Exchange Act of 1934 would require broker-dealers dealing in the Company's Common Stock to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the Exchange Act of 1934 Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     COMPETITION. There are numerous corporations, firms and individuals which are engaged in the type of business activities in which the Company is presently engaged. Many of those entities are more experienced and possess substantially greater financial, technical and personnel resources than the Company or its subsidiaries. There are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in these endeavors; however, the Company, having virtually no assets or cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have operating histories when compared with the complete lack of any substantive operations by the Company. The Company will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately-financed entities. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

     NO MARKET FOR COMMON STOCK. There has never been any established "public market" for shares of common stock of the Company. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by the shareholders named under the caption "Recent Sales of Unregistered Securities," below, may have a substantial adverse impact on any such public market.

     DISCRETIONARY USE OF PROCEEDS. Because of management's broad discretion with respect to the acquisition of assets, property or business, the Company may be deemed to be a growth oriented company. Although management intends to apply substantially all of the proceeds that it may receive through the issuance of stock or debt to suitable acquisitions. such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any allocation of such proceeds will allow it to achieve its business objectives.

     UNASCERTAINABLE RISKS ASSOCIATED WITH POTENTIAL FUTURE ACQUIRED BUSINESSES. To the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     UNCERTAIN STRUCTURE OF FUTURE ACQUISITIONS. Management has had no preliminary contact or discussions regarding, and there are no current plans, proposals or arrangements to acquire any other specific assets, property or business. Accordingly, it is unclear whether such any such acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition.

     CONFLICTS OF INTEREST; RELATED PARTY TRANSACTIONS. Although the Company has not identified any new potential acquisition targets and management does not believe there is any "present potential" for such transactions, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Although there is no formal bylaw, shareholder resolution or agreement authorizing any such transaction, corporate policy does not forbid it and such a transaction may occur if management deems it to be in the best interests of the Company and its shareholders, after consideration of the above referenced factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's shareholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions. It is the Company's intention that all future transactions be entered into on such terms as if negotiated at arms length, unless the Company is able to received more favorable terms from a related party.

     Impact of Year 2000.
     -------------------

     During 1999 we completed our remediation and testing of our platform systems, management support, systems, and our internal information technology and non-information technology systems. Because of those planning and implementation efforts, we experienced no disruptions in our information technology and non-information technology systems and those systems have successfully responded to the Year 2000 date change. We did not incur any significant expenses during 1999 in conjunction with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure any latent Year 2000 matters arising are addressed promptly.

ITEM 2.   DESCRIPTION OF PROPERTIES

     Other than cash in the amount of approximately $691.00, as of the date of this report, the Company has no appreciable assets, property or business. Its principal executive office address and telephone number are the business office address and telephone number of its President, Gregory J. Chachas, and are provided at no cost. Because the Company has no business, its activities have been limited to keeping itself in good standing in the State of Utah, and with preparing and maintaining and the Company's required periodic reports under the 1934 Act. These activities have consumed an insignificant amount of management's time; therefore, the costs to Mr. Chachas of providing the use of his office and telephone have been minimal. Accordingly, there is no written lease between the Company and Mr. Chachas and there are no preliminary agreements or understandings with respect to the use of the office facility, either now or in the future.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during this fiscal year covered by this report to a vote of security holders, through the solicitation of proxies, or otherwise.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Market Information
     ------------------

     There has never been any established "public market" for shares of common stock of the Company. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by the shareholders named under the caption "Recent Sales of Unregistered Securities," below, may have a substantial adverse impact on any such public market.

     There are no outstanding options, warrants or calls to purchase any of the authorized securities of the Company.

     The sales of an aggregate of 20,600,000 "unregistered" and "restricted" shares of common stock to the persons named under the caption "Recent Sales of Unregistered Securities," below, were the only sales of any securities of the Company during the past three years. Future sales of any of these securities or any securities of the Company issued in any acquisition, reorganization or merger may have a future adverse effect on any "public market" that may develop in the common stock of the Company. See the caption "Recent Sales of Unregistered Securities" of this Report.

     Holders
     -------

     As of December 31, 1999, there were approximately 140 shareholders of record of the Company's Common Stock.

     Dividends
     ---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and if and until the Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

     Recent Sales of Unregistered Securities.
     ---------------------------------------

     On September 21, 1999, in consideration for legal and consulting services valued at $10,000.00 provided by Gregory J. Chachas, an officer and director of the Company, the Company issued 10,000,000 "unregistered" and "restricted" shares of common stock, $0.001 par value per share to Gregory J. Chachas. Additionally, in consideration for the capital contribution of $10,000.00 in cash and expenses paid on behalf of the Company by Gregory J. Chachas, the Company issued an additional 10,000,000 "unregistered" and "restricted" shares of common stock to Gregory J. Chachas.

     Subsequent Events.
     -----------------

     On June 13, 2000, in consideration for the capital contribution of $5,000.00 in cash by Gregory J. Chachas, the Company issued 500,000 "unregistered" and "restricted" shares of common stock to, $0.001 par value to Gregory J. Chachas, and in consideration for the financial accommodations in discounting the prior invoices of the Company, the Company issued 100,000 "unregistered" and "restricted" shares of common stock, $0.001 par value to Fidelity Transfer Company.

     Each of these individuals or entities, is a current or former director and executive officer of the Company or had access to all material information regarding the Company prior to the offer or sale of these securities. The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to
Section 4(2) thereof, and from similar states' securities laws, rules and regulations requiring the offer and sale of securities by available state exemptions from such registration.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY FORWARD - LOOKING STATEMENT
--------------------------------------

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for "blank check" companies similar to the Company and (ii) lack or resources to maintain the Company's good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     Plan of Operation.
     ------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last three fiscal years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its shareholders. Because the Company has virtually no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

     Upon the effectiveness of its Registration Statement on Form S-18, as amended, on November 10, 1986, the Company became subject to the periodic reporting obligations of Section 13 and 15(d) of the 1934 Act. These Section requires the Company to file (i) an annual report on Form 10-KSB with the Securities and Exchange Commission within 90 days of the close of each fiscal year (Reg. Sections 240.13a-1 and 249.310b); (ii) a quarterly report on Form 10-QSB within 45 days of the end of each of the first three quarters of its fiscal year (Reg. Sections 240.13a-13 and 249.308b); and (iii) a current report on Form 8-K within 15 days of the occurrence of certain material events (e.g., changes in accountants, acquisitions or dispositions of a substantial amount of assets not in the ordinary course of business) (Reg. Sections 240.13a-11 and 249.308). In addition, annual reports on Form 10-KSB must be accompanied by audited financial statements as of the end of the issuer's most recent fiscal year. These reporting requirements may deter potential reorganization candidates that are not willing to undergo the public and agency scrutiny resulting there from.

     In the event that the Company contacts or is contacted by a private company or other entity which may be considering a merger with or into the Company, it is possible that the Company would be required to raise additional funds in order to accomplish the transaction. Otherwise, and even though the Company only possesses nominal funds, as the Company does not engage in any ongoing business which requires the routine expenditure of funds, the Company would not be required to raise additional funds during the next twelve months. The Company does not routinely expend any funds for the ownership or lease of property, as any routine activities are being conducted out of an office made available by the Company's President.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing and making the requisite filings with the Securities and Exchange Commission and the payment of expenses associated with reviewing or investigating any potential business venture, which may be advanced by management or principal shareholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. Management does not intend to raise any required funds through any private placement of "unregistered" and "restricted" securities or any public offering of its common stock. Nor does the Company intend to undertake any offering of its securities under Regulation S of the Securities and Exchange Commission. As of the date of this Report, the Company has not begun seeking any acquisition and there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities by the Company prior to the location of any acquisition or merger candidate.

     Because the Company is not currently making any offering of its securities, and does not anticipate making any such offering in the foreseeable future, management does not believe that Rule 419 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, concerning offerings by blank check companies, will have any effect on the Company or any activities in which it may engage in the foreseeable future.

     Results of Operations.
     ---------------------

     Revenues for the fiscal years ended December 31, 1999 and 1998, were zero.

     The Company had a net loss of $17,711 during the fiscal year ended December 1999, and a net loss of $700, for the year ended December 31, 1998.

     Liquidity.
     ---------

     During the fiscal year ended December 31, 1999, the Company incurred expenses of $17,711, while receiving $0 in revenues; the Company received $0 in revenues, with total expenses of $700 during the fiscal year ended December 31, 1998.

ITEM 7.   FINANCIAL STATEMENTS

                          COVINGHAM CAPITAL CORPORATION
                                AND SUBSIDIARIES
                          Audited Financial Statements

                                December 31, 1999

                                                                         Page
                                                                         ----
Independent Auditors' Report ...........................................  16
Consolidated Balance Sheet .............................................  17
Consolidated Statements of Operations ..................................  18
Consolidated Statements of Stockholders' Equity ........................  19
Consolidated Statements of Cash Flows ..................................  21
Notes to the Financial Statement .......................................  22

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders of
Covingham Capital Corporation
(A Development Stage Company)
LaJolla, CA


We have audited the accompanying balance sheet of Covingham Capital Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and from January 1, 1987 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from inception on January 30, 1986 through December 31, 1986 were audited by other auditors whose report dated May 13, 1987 expressed an unqualified opinion on these statements. The financial statements for the period January 30, 1986 (inception) through December 31, 1999 includes stockholders equity and deficit accumulated during the development stage of $1,589 and $742,371, respectively. Our opinion on the statements of operations, stockholders equity and cash flows for the period January 30, 1986 (inception) through December 31, 1999, insofar as it relates to amounts for prior periods through December 31, 1986, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Covingham Capital Corporation (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from January 1, 1987 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
June 7, 2000

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage company)
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                                 December 31,
                                                                     1999
                                                              ------------------
CURRENT ASSETS

   Cash                                                       $           1,589
                                                              -----------------

     Total Current Assets                                                 1,589
                                                              -----------------

     TOTAL ASSETS                                             $           1,589
                                                              =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                            $          -
                                                              -----------------

     Total Current Liabilities                                           -
                                                              -----------------

     TOTAL LIABILITIES                                                   -
                                                              -----------------

STOCKHOLDERS' EQUITY

   Common stock: 100,000,000 shares authorized of $0.001
    par value, 36,179,163 shares issued and outstanding                  36,180
   Additional paid-in capital                                           707,780
   Deficit accumulated during the development stage                    (742,371)
                                                              -----------------

     Total Stockholders' Equity                                           1,589
                                                              -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $           1,589
                                                              =================

     The accompanying notes are an integral part of these financial statements.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Operations

                                                                                  From
                                                                               Inception on
                                                                                January 30,
                                                      For the Years Ended      1986 Through
                                                          December 31,         December 31,
                                                 ---------------------------
                                                     1999           1998           1999
                                                 ------------   ------------   ------------

REVENUES                                         $    -         $    -         $    -

EXPENSES

   General and administrative                         17,711            700         18,411
                                                 ------------   ------------   ------------

     Total Expenses                                   17,711            700         18,411
                                                 ------------   ------------   ------------

   Operating loss before loss from
    discontinued operations                          (17,711)          (700)       (18,411)
                                                 ------------   ------------   ------------

   LOSS FROM DISCONTINUED
    OPERATIONS (Note 3)                               -              -            (723,960)
                                                 ------------   ------------   ------------

   NET LOSS                                      $   (17,711)   $      (700)   $  (742,371)
                                                 ============   ============   ============

   BASIC LOSS PER SHARE                          $     (0.00)   $     (0.00)
                                                 ============   ============

   BASIC WEIGHTED AVERAGE SHARES                  35,979,163     30,477,793
                                                 ============   ============

     The accompanying notes are an integral part of these financial statements.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                                                             Deficit
                                                                                                             Accumulated
                                                        Common Stock             Additional                  During the
                                                 ---------------------------      Paid-In     Subscription   Development
                                                    Shares         Amount         Capital      Receivable       Stage
                                                 ------------   ------------   ------------   ------------   ------------

Balance at inception on
 January 30, 1986                                     -         $    -         $    -         $    -         $    -

Issuance of common stock for
 cash at $0.0075 per share                         2,000,000          2,000         13,000         -              -

Net loss from inception on
 January 30, 1986 through
 December 31, 1986                                   -               -               -             -             (15,000)
                                                 ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1986                         2,000,000          2,000         13,000         -             (15,000)

Issuance of common stock
 for cash at $0.05 per share                       2,044,800          2,045        100,195         -              -

Issuance of common stock
 for purchase of subsidiary
 at $0.05 per share                               11,163,611         11,164        547,019         -              -

Issuance of common stock
 for services at $0.05                               970,752            971         47,566         -              -

Net loss for the year ended
 December 31, 1987                                    -              -              -              -            (708,960)
                                                 ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1987                        16,179,163         16,180        707,780         -            (723,960)

Net loss for the years ended
 December 31, 1988 to 1997                            -              -               -             -              -
                                                 ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1997                        16,179,163    $    16,180    $   707,780    $    -         $  (723,960)
                                                 ------------   ------------   ------------   ------------   ------------

     The accompanying notes are an integral part of these financial statements.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                                                             Deficit
                                                                                                             Accumulated
                                                        Common Stock            Additional                    During the
                                                 ---------------------------     Paid-In      Subscription   Development
                                                   Shares         Amount         Capital       Receivable       Stage
                                                 ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1997                        16,179,163    $    16,180    $   707,780    $    -         $  (723,960)

Issuance of common stock
 for subscription receivable
 at $0.001 per share                              17,000,000         17,000         -             (17,000)        -

Net loss for the year ended
 December 31, 1998                                    -              -              -              -                (700)
                                                 ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1998                        33,179,163         33,180        707,780        (17,000)      (724,660)

Issuance of common stock
 for services and expenses
 paid by officer at $0.001                        10,000,000         10,000         -              -              -

Issuance of common stock for
 conversion of debt at $0.001                        700,000            700         -              -              -

Issuance of common stock for
 cash at $0.001 per share                          9,300,000          9,300         -              -               -

Shares returned to treasury                      (17,000,000)       (17,000)        -              17,000          -

Net loss for the year ended
 December 31, 1999                                    -              -              -              -            (17,711)
                                                 ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999                        36,179,163    $    36,180    $   707,780    $    -         $  (742,371)
                                                 ============   ============   ============   ============   ============

     The accompanying notes are an integral part of these financial statements.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                  From
                                                                               Inception on
                                                                               January 30,
                                                     For the Years Ended       1986 Through
                                                         December 31,          December 31,
                                                 ---------------------------
                                                     1999           1998           1999
                                                 ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                    $   (17,711)   $      (700)   $  (742,371)
   Adjustments to reconcile net loss to net
    cash (used) by operating activities:
   Loss on discontinued operations                    -              -             558,182
   Common stock issued for services                   10,000         -              58,538
   Change in operating assets and liabilities:
   Increase (decrease) in accounts payable            -                 700         -
                                                 ------------   ------------   ------------

       Net Cash (Used) by Operating Activities        (7,711)        -            (125,651)
                                                 ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES                  -              -              -
                                                 ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                        9,300         -             127,240
                                                 ------------   ------------   ------------

       Net Cash Provided by Financing Activities       9,300         -             127,240
                                                 ------------   ------------   ------------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                           1,589         -               1,589

CASH AND CASH EQUIVALENTS AT
 BEGINNING  OF PERIOD                                  -             -               -
                                                 ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                       $     1,589    $    -         $     1,589
                                                 ============   ============   ============
CASH PAID FOR:

   Interest                                      $    -         $    -         $    -
   Income taxes                                  $    -         $    -         $    -

   SCHEDULE OF NONCASH FINANCING ACTIVITIES:

   Common stock issued for payment of debt       $       700    $   -          $       700

   The accompanying notes are an integral part of these financial statements.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              This summary of significant accounting policies of Covingham Capital Corporation (a development stage company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

              a.  Organization and Business Activities

              The financial statements presented are those of Covingham Capital Corporation (the Company). The Company was incorporated in the State of Utah on January 30, 1986 to engage in any lawful activity, but more particularly to assist companies in marketing their goods and services. The Company is considered a development stage company per SFAS No. 7.

              b.  Accounting Method

              The financial statements are prepared using the accrued method of accounting. The Company has elected a December 31, year end.

              c.  Revenue Recognition

              The  Company   currently  has  no  source  of  revenues.   Revenue
              recognition policies will be determined when principal operations begin.

              d.  Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              e.  Income Taxes

              No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $740,000 at December 31, 1999 will expire by 2019. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Cash and Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              g.  Basic Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is seeking additional financing from a private placement of common stock. In the interim, a shareholder has committed to meeting the Company's cash needs for a term of at least twelve (12) months from the date of these financial statements or until the Company establishes an active business operation.

NOTE 3 -      DISCONTINUED OPERATIONS

              In July of 1987, the Company purchased 100% of the common stock of Consumer Products Source, Inc. for 11,163,611 shares of the Company's common stock valued at $558,183. Subsequently, Consumer Products Source, Inc. was suspended and is no longer an active subsidiary of the Company. The loss from discontinued operations includes the purchase price of the subsidiary plus any losses prior to the purchase of the subsidiary.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On January 27, 2000, the Company engaged HJ & Associates, LLC, Certified Public Accountants (formerly Jones, Jensen & Company), as independent accountants to the Company. There were no disagreements with former accountants on accounting principles or on any other matter.

                                    PART III.
                                    ---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     See Item 11 for information on the beneficial ownership of the Company's securities.

     (a) Identity of Directors and Executive Officers.

     The directors and executive officers of the Company are as follows:

Name and Address        Age      Position         Term         Served Since
--------------------------------------------------------------------------------
Gregory J. Chachas       68      President,       1 year       November 24, 1999
                                 Treasurer,                    November 24, 1999
                                 Secretary,                    November 24, 1999
                                 Director                      June 9, 1999

     Each of the persons listed in the above table possesses sole investment power and sole voting power over the shares set forth in the table included in
Item 11.

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

     Gregory J. Chachas, age 68, was appointed as a director of the Company on June 9, 1999. On November 24, 1999, Mr. Chachas was appointed as President, Treasurer, and Secretary of the Company and is currently the sole officer and director.

     Beginning in 1958, Mr. Chachas, along with his father and a brother, owned and operated several businesses, including the Junction Motor Service Company, a Cadillac-Pontiac/GMC truck dealership, Ely, Nevada; the Hilltop Motel and Hilltop Drug in Ely and the Cleveland Ranch, a cattle ranch in Spring Valley, Nevada. After the sale of the ranch in 1975, he continued in family enterprises in Ely and was instrumental in developing a shopping center, featuring a Safeway market and a Sprouse Reitz variety store.

     During this time, he also practiced law in Ely, Nevada, served as city attorney for the city of Ely, and later, as district attorney for Eureka County, Nevada, and as district attorney for White Pine County, Nevada. Mr. Chachas has a degree in economics from Harvard College and a juris doctor degree from the University of Utah College of Law. He has been admitted to practice law in Utah, Nevada and Colorado and admitted to practice before the Federal Courts as well as before the United States Supreme Court.

     Since 1990, he has concentrated on his investments in water and mining properties and on several Ely properties. He is presently President of Intermountain Water Co. Inc., which holds water rights in southwestern Nevada, and President of Great Basin Exploration Co. Inc., which is in the business of gold and silver exploration and holds mining properties in Nevada and Idaho.

     Directorships
     -------------

     No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

     Significant Employees.
     ---------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business. It is expected that current members of management and the Board of Directors will be the only persons whose activities will be material to the Company's operations. Members of management are the only persons who may be deemed to be promoters of the Company.

     Family Relationships.
     --------------------

     There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

     Involvement in Certain Legal Proceedings.
     ----------------------------------------

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3)  was  subject  to any  order,  judgment  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

     Compliance with Section 16(a) of the Exchange Act.
     --------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

     At the present time the Company is not subject to Section 16, and therefore, the directors and officers and shareholders who own ten percent (10%) of the common stock of the Company are not required to file any reports under
Section 16.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                                                      SUMMARY COMPENSATION TABLE
                                                      ---------------------------

                                                                                Long Term Compensation
                                                                      --------------------------------------------------
                                   Annual Compensation                          Awards              Payouts
                         -----------------------------------------------------------------------------------------------
                                                                               Securities               All
                                                      Other                    Underlying               Other
                                                      Annual    Restricted     Options/       LTIP      Compen-
Name and                 Year or                      Compen-   Stock          SAR's          Payouts   sation
Principal                Period    Salary   Bonus     sation)   Awards         (#)            ($)       ($)
Position                 Ended     ($)      ($)       ($)
(a)                      (b)       (c)      (d)       (e)       (f)            (g)            (h)       (i)
-------------------------------------------------------------------------------------------------------------------
Gregory J. Chachas(1)    1999      $0       0        0         (1)              0              0         0
President and Director   1998      $0       0        0         0                0              0         0
                         1997      $0       0        0         0                0              0         0
---------------------

     (1) In 1999, 10,000,000 "unregistered" and "restricted" shares of the Company's common stock were issued to Gregory J. Chachas in consideration of services rendered. See the caption "Business Development," Part I, Item 1 of this Report.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended December 31, 1999. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

     Compensation of Directors.
     -------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year for any service provided as director.

     Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
--------------------------------------------------------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

     Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person; none of the Company's directors or executive officers is acting on behalf of or will act at the direction of any other person.

     Bonuses and Deferred Compensation
     ---------------------------------

     None.

     Compensation Pursuant to Plans
     ------------------------------

     None.

     Pension Table
     -------------

     None; not applicable.

     Other Compensation
     ------------------

     None.

     Termination of Employment and Change of Control Arrangements
     ------------------------------------------------------------

     None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners.
         ------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five (5%) percent of the Company's common stock as of September 26, 2000. Each of these persons has sole investment and sole voting power over the shares indicated.

                     Name And
Title of             Address Of                     Amount of        Percent of
Class                Beneficial Owner               Ownership           Class
--------------------------------------------------------------------------------
Common Stock      Gregory J. Chachas                20,500,000           56.66%
                  174 E. Dorchester Drive
                  Salt Lake City, UT 84103

                  All Directors and Officers        20,500,000           56.66%
                  as a Group (1 person)

     (b) Security Ownership of Management
         --------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of September 26, 2000. Each of these persons has sole investment and sole voting power over the shares indicated.


                     Name And
Title of             Address Of                     Amount of        Percent of
Class                Beneficial Owner               Ownership           Class
--------------------------------------------------------------------------------
Common Stock      Gregory J. Chachas                20,500,000           56.66%
                  174 E. Dorchester Drive
                  Salt Lake City, UT 84103

                  All Directors and Officers        20,500,000           56.66%
                  as a Group (1 person)


     (c) Changes in Control.
         -------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Management and Others.
     ---------------------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, each of the current directors and executive officers and certain of the Company's former directors and executive officers has received "unregistered" and "restricted" shares of the Company's common stock in consideration of services rendered and cash contributed to the Company. Gregory J. Chachas, currently the sole officer and director, who is deemed to be an affiliate of the Company, has received an aggregate of 20,500,000 "unregistered" and "restricted" shares in consideration of services rendered and the sum of $15,000 in cash. See the captions "Recent Sales of Unregistered Securities" and "Executive Compensation" of this Report.

     Certain Business Relationships.
     ------------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.

     Indebtedness of Management.
     --------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.

     Transactions with Promoters.
     ---------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B.

     Exhibit        Description
     -------        -----------
     3.1            Articles of Incorporation of
                    Covingham Capital Corp., a Utah corporation;

     3.2            Restated By-laws of
                    Covingham Capital Corp., a Utah corporation;

     27             Financial Data Schedule
                    submitted electronically for SEC information only).

     (b) There were no other reports on Form 8-K filed during the period covered by this report.

     EXHIBIT INDEX
     -------------

     The following Exhibit Index sets forth the Exhibit attached hereto

     Exhibit        Description
     -------        -----------
     3.1            Articles of Incorporation of
                    Covingham Capital Corp., a Utah corporation;

     3.2            Restated By-laws of
                    Covingham Capital Corp., a Utah corporation;

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


                                             COVINGHAM CAPITAL CORP.
                                             A Utah Corporation


Dated: October 16, 2000                      /s/ Gregory J. Chachas
                                             --------------------------
                                             By:  Gregory J. Chachas
                                             Its: President and CEO