Form 10QSB
period 2000-03-31
COVINGHAM CAPITAL CORP
filed 2000-10-17
CIK 789887

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: March 31, 2000; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of March 31, 2000, there were 36,179,163 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format. Yes [  ] No [ X ]

     This Form 10-QSB has 16 pages, the Exhibit Index is located at page 15.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and changes in its financial position from inception through March 31, 2000 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                      Index to Financial Statements
                      -----------------------------

                                                                          Page
                                                                          ----
Balance Sheets...........................................................  3
Statements of Operations.................................................  4
Statements of Stockholders' Equity.......................................  5
Statements of Cash Flows.................................................  7
Notes to the Financial Statements......................................... 8

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)


                                     ASSETS
                                     ------

                                                    March 31,       December 31,
                                                     2000              1999
                                                 ------------     -------------
                                                   (Unaudited)
CURRENT ASSETS

   Cash                                           $     1,579      $      1,589
                                                  ------------     -------------

     Total Current Assets                               1,579             1,589
                                                  ------------     -------------

     TOTAL ASSETS                                 $     1,579      $      1,589
                                                  ============     =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                               $     1,864      $     -
                                                  ------------     -------------

     Total Current Liabilities                          1,864            -
                                                  ------------     -------------

     TOTAL LIABILITIES                                  1,864            -
                                                  ------------     -------------

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 100,000,000 shares of authorized
  of $0.001 par value, 36,179,163 shares issued
  and outstanding                                      36,180            36,180
  Additional paid-in capital                          707,780           707,780
  Deficit accumulated during the development stage   (744,245)         (742,371)
                                                  ------------     -------------

     Total Stockholders' Equity (Deficit)                (285)            1,589
                                                  ------------     -------------

     TOTAL LIABILITIES AND STOCKHOLDERS
       EQUITY (DEFICIT)                           $     1,579      $      1,589
                                                  ============     =============


                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                   From
                                                                               Inception on
                                                                                January 30,
                                                 For the Three Months Ended    1986 Through
                                                           March 31,             March 31,
                                                 ---------------------------   ------------
                                                     2000           1999           2000
                                                 ------------   ------------   ------------
REVENUES                                         $    -         $    -         $    -

EXPENSES

   General and administrative                          1,874         -              20,285
                                                 ------------   ------------   ------------

     Total Expenses                                    1,874         -              20,285
                                                 ------------   ------------   ------------

   Operating loss before loss from
    discontinued operations                           (1,874)        -             (20,285)
                                                 ------------   ------------   ------------

   LOSS FROM DISCONTINUED
    OPERATIONS (Note 3)                               -              -            (723,960)
                                                 ------------   ------------   ------------

NET LOSS                                         $    (1,874)   $    -         $  (744,245)
                                                 ============   ============   ============

BASIC LOSS PER SHARE                             $     (0.00)   $     (0.00)
                                                 ============   ============

BASIC WEIGHTED AVERAGE SHARES                     35,979,163     33,179,163
                                                 ============   ============


                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

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

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                               Deficit
                                                                                                             Accumulated
                                                         Common Stock           Additional                    During the
                                                 ---------------------------     Paid-In      Subscription   Development
                                                    Shares         Amount        Capital       Receivable       Stage
                                                 ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1997                        16,179,163    $    16,180    $   707,780    $    -         $  (723,960)

Issuance of common stock
 for subscription receivable
 at $0.001 per share                              17,000,000         17,000         -             (17,000)        -

Net loss for the year ended
 December 31, 1998                                    -              -              -              -                (700)
                                                 ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1998                        33,179,163         33,180        707,780        (17,000)      (724,660)

Issuance of common stock
 for services and expenses
 paid by officer at $0.001                        10,000,000         10,000         -              -              -

Issuance of common stock for
 conversion of debt at $0.001                        700,000            700         -              -              -

Issuance of common stock for
 cash at $0.001 per share                          9,300,000          9,300         -              -              -

Shares returned to treasury                      (17,000,000)       (17,000)        -              17,000         -

Net loss for the year ended
 December 31, 1999                                    -              -              -              -             (17,711)
                                                 ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1999                        36,179,163         36,180        707,780         -            (742,371)

Net loss for the three months
 ended March 31, 2000 (unaudited)                     -              -              -              -              (1,874)
                                                 ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2000 (unaudited)               36,179,163    $    36,180    $   707,780    $    -         $  (744,245)
                                                 ============   ============   ============   ============   ============

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                   From
                                                                               Inception on
                                                 For the Three Months Ended     January 30,
                                                          March 31,            1986 Through
                                                 ---------------------------     March 31,
                                                    2000            1999           2000
                                                 ------------   ------------   ------------
                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                    $    (1,874)   $    -         $  (744,245)
   Adjustments to reconcile net loss to net
    cash (used) by operating activities:
   Loss on discontinued operations                    -              -             558,182
   Common stock issued for services                   -              -              58,538
   Change in operating assets and liabilities:
   Increase (decrease) in accounts payable             1,864         -               1,864
                                                 ------------   ------------   ------------

       Net Cash (Used) by Operating Activities           (10)        -            (125,661)
                                                 ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES                  -              -              -
                                                 ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                       -              -             127,240
                                                 ------------   ------------   ------------

       Net Cash Provided by Financing Activities      -              -             127,240
                                                 ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        (10)        -               1,579

CASH AND CASH EQUIVALENTS AT
 BEGINNING  OF PERIOD                                  1,589         -              -
                                                 ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                       $     1,579    $    -         $     1,579
                                                 ============   ============   ============

CASH PAID FOR:

   Interest                                      $    -         $    -         $    -
   Income taxes                                  $    -         $    -         $    -

   SCHEDULE OF NONCASH FINANCING ACTIVITIES:

   Common stock issued for payment of debt       $    -         $    -         $       700


                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999


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

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999

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

              h.  Unaudited Financial Statements

              The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing and making the requisite filings with the Securities and Exchange Commission and the payment of expenses associated with reviewing or investigating any potential business venture, which may be advanced by management or principal shareholders, or as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. Management may at its descretion raise any required funds through any private placement of "unregistered" and "restricted" securities or any public offering of its common stock.

     Results of Operations
     ---------------------

     Revenues for the three months ended March 31, 2000 were zero. The Company had a net loss of $1,874 for the period ending March 31, 2000.

     Liquidity.
     ---------

     During the three months ended March 31, 2000, the Company incurred expenses of $1,874, while receiving $0 in revenues and ended the period with cash on hand of $1,579.

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

                          PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities.

     Not required.

Item 3. Defaults Upon Senior Securities.

     Not required.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not required

Item 5. Other Information.

     Resignation of Directors
     ------------------------

     On February 8, 2000 and February 18, 2000, respectively, Mr. Ray Cottrell and David Nielson, resigned as directors of the Company.

     Accordingly, the sole officer and director of the Company at this time is Gregory J. Chacahs.

     Subsequent Events.
     -----------------

     Recent Sales of Unregistered Securities.
     ---------------------------------------

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

Item 6. Exhibits and Reports on Form 8-K.

     (a) List of Exhibits  attached or  incorporated  by referenced  pursuant to
Item 601 of Regulation S-B.


     Exhibit        Description
     -------        -----------
     3.1 (+)        Articles of Incorporation of Covingham Capital Corp., a Utah
                    corporation;  (Incorporated  by reference from the Company's
                    Annual Report on Form 10-KSB filed on October 16, 2000.

     3.2 (+)        Restated   By-laws  of  Covingham   Capital  Corp.,  a  Utah
                    corporation; (Incorporated by reference from the Company's Annual Report on Form 10-KSB filed on October 16, 2000.

     27. (++)       Financial Data Schedule
                    (submitted electronically for SEC information only).

     (+)  Previously filed.
     (++) Filed herewith.

     (b) Reports on Form 8-K.

     The Company filed a Form 8-K on October 16, 2000. There were no other reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


                                             COVINGHAM CAPITAL CORP.
                                             A Utah Corporation


Dated: October 17, 2000                      /s/ Gregory J. Chachas
                                             --------------------------
                                             By:  Gregory J. Chachas
                                             Its: President and CEO