Form 10QSB
period 2000-06-30
COVINGHAM CAPITAL CORP
filed 2000-10-18
CIK 789887

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: June 30, 2000; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of June 30, 2000, there were 36,779,163 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations and changes in its financial position from inception through June 30, 2000 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

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

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)


                                     ASSETS
                                     ------

                                                       June 30,    December 31,
                                                         2000          1999
                                                    ------------   ------------
                                                   (Unaudited)
CURRENT ASSETS

   Cash                                              $     3,239    $     1,589
                                                    ------------   ------------

     Total Current Assets                                  3,239          1,589
                                                    ------------   ------------

     TOTAL ASSETS                                    $     3,239    $     1,589
                                                    ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                  $     1,958    $    -
                                                    ------------   ------------

     Total Current Liabilities                             1,958         -
                                                    ------------   ------------

     TOTAL LIABILITIES                                     1,958         -
                                                    ------------   ------------

STOCKHOLDERS' EQUITY

   Common stock: 100,000,000 shares of authorized
    of $0.001 par value, 36,779,163 shares issued
    and outstanding                                       36,780         36,180
   Additional paid-in capital                            713,180        707,780
   Deficit accumulated during the development stage     (748,679)      (742,371)
                                                    ------------   ------------

     Total Stockholders' Equity                            1,281          1,589
                                                    ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS
       EQUITY                                       $      3,239   $      1,589
                                                    ============   ============


                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                From
                                                            For the                      For the             Inception on
                                                       Six Months Ended             Three Months Ended        October 9,
                                                            June 30,                     June 30,            1968 Through
                                                 ---------------------------   ---------------------------      June 30,
                                                     2000          1999            2000           1999           2000
                                                 ------------   ------------   ------------   ------------   ------------
REVENUES                                         $    -         $    -         $    -         $    -         $    -

EXPENSES

   General and administrative                          6,308         -               4,434         -              24,719
                                                 ------------   ------------   ------------   ------------   ------------

     Total Expenses                                    6,308         -               4,434         -              24,719
                                                 ------------   ------------   ------------   ------------   ------------

   Operating loss before loss from
    discontinued operations                           (6,308)        -              (4,434)        -             (24,719)
                                                 ------------   ------------   ------------   ------------   ------------

   LOSS FROM DISCONTINUED
    OPERATIONS (Note 3)                               -              -               -             -            (723,960)
                                                 ------------   ------------    -----------   ------------   ------------

NET LOSS                                         $    (6,308)   $    -         $    (4,434)   $    -         $  (748,679)
                                                 ============   ============   ============   ============   ============

BASIC LOSS PER SHARE                             $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                                 ============   ============   ============   ============

BASIC WEIGHTED AVERAGE SHARES                     36,292,496     33,179,163     35,979,163     33,179,163
                                                 ============   ============   ============   =============

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                               Deficit
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

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                               Deficit
                                                                                                             Accumulated
                                                        Common Stock            Additional                    During the
                                                 ---------------------------     Paid-In      Subscription   Development
                                                    Shares         Amount        Capital       Receivable       Stage
                                                 ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1997                        16,179,163    $    16,180    $   707,780    $    -         $  (723,960)

Issuance of common stock
 for subscription receivable
 at $0.001 per share                              17,000,000         17,000         -             (17,000)        -

Net loss for the year ended
 December 31, 1998                                    -              -              -              -               (700)
                                                 ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1998                        33,179,163         33,180        707,780        (17,000)      (724,660)

Issuance of common stock
 for services and expenses
 paid by officer at $0.001                        10,000,000         10,000         -              -              -

Issuance of common stock for
 conversion of debt at $0.001                        700,000            700         -              -              -

Issuance of common stock for
 cash at $0.001 per share                          9,300,000          9,300         -              -              -

Shares returned to treasury                      (17,000,000)       (17,000)        -              17,000         -

Net loss for the year ended
 December 31, 1999                                    -              -              -              -            (17,711)
                                                 ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1999                        36,179,163         36,180        707,780         -           (742,371)

Issuance of common stock for
 cash at $0.01 per share                             500,000            500          4,500         -              -

Issuance of common stock for
 services at $0.01 per share                         100,000            100            900         -              -

Net loss for the six months ended
 June 30, 2000 (unaudited)                            -              -              -              -              (6,308)
                                                 ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2000
 (unaudited)                                      36,779,163    $    36,780    $   713,180    $    -         $  (748,679)
                                                 ============   ============   ============   ============   ============


                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                 From
                                                                                                             Inception on
                                                          For the                       For the               October 9,
                                                       Six Months Ended             Three Months Ended       1986 Through
                                                          June 30,                      June 30,               June 30,
                                                 ---------------------------   ---------------------------   ------------
                                                     2000           1999           2000           1999           2000
                                                 ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net (loss)                                     $    (6,308)   $    -         $    (4,434)   $    -         $  (748,679)
  Adjustments to reconcile net loss
   to net cash (used) by operating
   activities:
  Loss on discontinued operations                      -             -              -              -             558,182
  Common stock issued for services                     1,000         -               1,000         -              59,538
  Change in operating assets and
    liabilities:
  Increase (decrease) in accounts
   payable                                             1,958         -                  94         -               1,958
                                                 ------------   ------------   ------------   ------------   ------------

      Net Cash (Used) by Operating
       Activities                                     (3,350)        -              (3,340)        -            (129,001)
                                                 ------------   ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                            -             -               -             -              -
                                                 ------------   ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Common stock issued for cash                         5,000         -               5,000         -             132,240
                                                 ------------   ------------   ------------   ------------   ------------

      Net Cash Provided by Financing
       Activities                                       5,000        -               5,000         -             132,240
                                                 ------------   ------------   ------------   ------------   ------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                             1,650         -               1,660         -               3,239

CASH AND CASH EQUIVALENTS AT
 BEGINNING  OF PERIOD                                  1,589         -               1,579         -              -
                                                 ------------   ------------   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                   $     3,239    $    -         $     3,239    $    -         $     3,239
                                                 ============   ============   ============   ============   ============

CASH PAID FOR:

  Interest                                       $    -         $    -         $    -         $    -         $    -
  Income taxes                                   $    -         $    -         $    -         $    -         $    -

  SCHEDULE OF NONCASH FINANCING ACTIVITIES:

  Common stock issued for payment
   of debt                                       $    -         $    -         $    -         $    -         $       700
  Common stock issued for services               $     1,000    $    -         $     1,000    $    -         $    59,538


                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


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

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


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

     Results of Operations
     ---------------------

     Revenues for the six months ended June 30, 2000 were zero. The Company had a net loss of $6,308 for the period ending June 30, 2000.

     Liquidity.
     ---------

     During the six months ended June 30, 2000, the Company incurred expenses of $6,308, while receiving $0 in revenues and ended the period with cash on hand of $3,239.

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


                                             COVINGHAM CAPITAL CORP.
                                             A Utah Corporation


Dated: October 18, 2000                      /s/ Gregory J. Chachas
                                             --------------------------
                                             By:  Gregory J. Chachas
                                             Its: President and CEO