Form 10QSB
period 2000-09-30
COVINGHAM CAPITAL CORP
filed 2000-11-01
CIK 789887

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: September 30, 2000; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of September 30, 2000, there were 36,779,163 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format. Yes [  ] No [ X ]

     This Form 10-QSB has 17 pages, the Exhibit Index is located at page 16.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations and changes in its financial position from inception through September 30, 2000 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

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

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)

                                     ASSETS
                                     ------

                                                           September 30,   December 31,
                                                                2000          1999
                                                           -------------   ------------
                                                            (Unaudited)
CURRENT ASSETS

   Cash                                                    $        692    $     1,589
                                                           -------------   ------------

     Total Current Assets                                           692          1,589
                                                           -------------   ------------

     TOTAL ASSETS                                          $        692    $     1,589
                                                           =============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

   Accounts payable                                        $        742    $    -
                                                           -------------   ------------

     Total Current Liabilities                                      742         -
                                                           -------------   ------------

     TOTAL LIABILITIES                                              742         -
                                                           -------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 100,000,000 shares of authorized
    of $0.001 par value, 36,779,163 shares issued
    and outstanding                                              36,780         36,180
   Additional paid-in capital                                   713,180        707,780
   Deficit accumulated during the development stage            (750,010)      (742,371)
                                                           -------------   ------------

     Total Stockholders' Equity (Deficit)                           (50)         1,589
                                                           -------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS
       EQUITY                                              $        692    $     1,589
                                                           =============   ============

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                           From
                                                                      For the                      For the             Inception on
                                                                 Nine Months Ended            Three Months Ended        October 9,
                                                                    September 30,                September 30,         1986 Through
                                                           ----------------------------   ---------------------------  September 30,
                                                               2000           1999            2000          1999           2000
                                                           -------------   ------------   ------------   ------------  -------------
REVENUES                                                   $     -         $    -         $    -         $    -         $    -

EXPENSES

   General and administrative                                     7,639         17,336          1,331         17,336         26,050
                                                           -------------   ------------   ------------   ------------   ------------

     Total Expenses                                               7,639         17,336          1,331         17,336         26,050
                                                           -------------   ------------   ------------   ------------   ------------

   Operating loss before loss from
    discontinued operations                                      (7,639)       (17,336)        (1,331)       (17,336)       (26,050)
                                                           -------------   ------------   ------------   ------------   ------------

   LOSS FROM DISCONTINUED
    OPERATIONS (Note 3)                                         -               -              -              -            (723,960)
                                                           -------------   ------------   ------------   ------------   ------------

NET LOSS                                                   $     (7,639)   $   (17,336)   $    (1,331)   $   (17,336)   $  (750,010)
                                                           =============   ============   ============   ============   ============

BASIC LOSS PER SHARE                                       $      (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                                           =============   ============   ============   ============

BASIC WEIGHTED AVERAGE SHARES                                36,481,353     33,179,163     36,481,353     33,179,163
                                                           =============   ============   ============   ============

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                    Common Stock           Additional                    During the
                                                           ----------------------------     Paid-In      Subscription   Development
                                                              Shares          Amount        Capital       Receivable       Stage
                                                           -------------   ------------   ------------   ------------  -------------
Balance at inception on
 January 30, 1986                                                -         $    -         $    -         $    -        $     -

Issuance of common stock for
 cash at $0.0075 per share                                    2,000,000          2,000         13,000         -              -

Net loss from inception on
 January 30, 1986 through
 December 31, 1986                                               -              -              -              -             (15,000)
                                                           -------------   ------------   ------------   ------------  -------------

Balance, December 31, 1986                                    2,000,000          2,000         13,000         -             (15,000)

Issuance of common stock
 for cash at $0.05 per share                                  2,044,800          2,045        100,195         -              -

Issuance of common stock
 for purchase of subsidiary
 at $0.05 per share                                          11,163,611         11,164        547,019         -              -

Issuance of common stock
 for services at $0.05                                          970,752            971         47,566         -              -

Net loss for the year ended
 December 31, 1987                                               -              -              -              -            (708,960)
                                                                           ------------   ------------   ------------  -------------

Balance, December 31, 1987                                   16,179,163         16,180        707,780         -            (723,960)

Net loss for the years ended
 December 31, 1988 to 1997                                       -              -              -              -              -
                                                           -------------   ------------   ------------   ------------  -------------

Balance, December 31, 1997                                   16,179,163    $    16,180    $   707,780    $    -        $   (723,960)
                                                           -------------   ------------   ------------   ------------  -------------

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                          Deficit
                                                                                                                       Accumulated
                                                                  Common Stock             Additional                    During the
                                                           ----------------------------     Paid-In      Subscription   Development
                                                           Shares            Amount         Capital       Receivable       Stage
                                                           -------------   ------------   ------------   ------------  -------------
Balance, December 31, 1997                                   16,179,163    $    16,180    $   707,780    $    -        $   (723,960)

Issuance of common stock
 for subscription receivable
 at $0.001 per share                                         17,000,000         17,000         -             (17,000)        -

Net loss for the year ended
 December 31, 1998                                               -              -              -              -                (700)
                                                           ------------    ------------   ------------   ------------  -------------

Balance, December 31, 1998                                   33,179,163         33,180        707,780        (17,000)      (724,660)

Issuance of common stock
 for services and expenses
 paid by officer at $0.001                                   10,000,000         10,000         -              -              -

Issuance of common stock for
 conversion of debt at $0.001                                   700,000            700         -              -              -

Issuance of common stock for
 cash at $0.001 per share                                     9,300,000          9,300         -              -              -

Shares returned to treasury                                 (17,000,000)       (17,000)        -              17,000         -

Net loss for the year ended
 December 31, 1999                                               -              -              -              -             (17,711)
                                                           -------------   ------------   ------------   ------------  -------------

Balance, December 31, 1999                                   36,179,163         36,180        707,780         -            (742,371)

Issuance of common stock for
 cash at $0.01 per share (unaudited)                            500,000            500          4,500         -              -

Issuance of common stock for
 services at $0.01 per share
 (unaudited)                                                    100,000            100            900         -              -

Net loss for the six months ended
 September 30, 2000 (unaudited)                                  -              -              -              -              (7,639)
                                                           -------------   ------------   ------------   ------------  -------------

Balance, September 30, 2000
 (unaudited)                                                 36,779,163    $    36,780    $   713,180    $    -        $   (750,010)
                                                           =============   ============   ============   ============  =============

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                           From
                                                                      For the                       For the            Inception on
                                                                  Nine Months Ended            Three Months Ended        October 9,
                                                                    September 30,                 September 30,        1986 Through
                                                           ----------------------------   ---------------------------  September 30,
                                                               2000           1999            2000           1999          2000
                                                           -------------   ------------   ------------   ------------  -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net (loss)                                               $     (7,639)   $   (17,336)   $    (1,331)   $   (17,336)  $   (750,010)
  Adjustments to reconcile net loss
   to net cash (used) by operating
   activities:
  Loss on discontinued operations                                -              -              -              -             558,182
  Common stock issued for services                                1,000         10,000          1,000         10,000         59,538
  Change in operating assets and
    liabilities:
  Increase (decrease) in accounts
   payable                                                          742         -              (1,216)        -                1742
                                                           -------------   ------------   ------------   ------------  -------------

      Net Cash (Used) by Operating
       Activities                                                (5,897)        (7,336)        (2,547)        (7,336)      (131,548)
                                                           -------------   ------------   ------------   ------------  -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                                      -              -              -              -             -
                                                           -------------   ------------   ------------   ------------  -------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Common stock issued for cash                                    5,000          9,300         -               9,300        132,240
                                                           -------------   ------------   ------------   ------------  -------------

      Net Cash Provided by Financing
       Activities                                                  5,000         9,300         -               9,300        132,240
                                                           -------------   ------------   ------------   ------------  -------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                         (897)         1,964         (2,547)         1,964            692

CASH AND CASH EQUIVALENTS AT
 BEGINNING  OF PERIOD                                             1,589         -               3,239         -             -
                                                           -------------   ------------   ------------   ------------  -------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                             $        692    $     1,964    $       692    $     1,964   $        692
                                                           =============   ============   ============   ============  =============

CASH PAID FOR:

  Interest                                                 $     -         $    -         $    -         $    -        $    -
  Income taxes                                             $     -         $    -         $    -         $    -        $    -

  SCHEDULE OF NONCASH FINANCING ACTIVITIES:

  Common stock issued for payment
   of debt                                                 $    -          $       700    $    -         $       700   $        700
  Common stock issued for services                         $      1,000    $    -         $     1,000    $    -        $     59,538

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


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

              e.  Income Taxes

              No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $750,000 at December 31, 1999 will expire by 2019. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


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

     For the nine months ended September 30, 2000
     --------------------------------------------

     Results of Operations
     ---------------------

     Revenues for the nine months ended September 30, 2000 were zero. The Company had a net loss of $7,639 for the period ending September 30, 2000.

     Liquidity.
     ---------

     During the nine months ended September 30, 2000, the Company incurred expenses of $7,639, while receiving $0 in revenues and ended the period with cash on hand of $692.

     For the three months ended September 30, 2000
     --------------------------------------------

     Results of Operations
     ---------------------

     Revenues for the three months ended September 30, 2000 were zero. The Company had a net loss of $1,331 for the period ending September 30, 2000.

     Liquidity.
     ---------

     During the three months ended September 30, 2000, the Company incurred expenses of $1,331, consisting of general and administrative expenses, while receiving $0 in revenues.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not required

Item 5. Other Information.

     Subsequent Events
     -----------------

     Recent Sales of Unregistered Securities.
     ---------------------------------------

     On October 10,  2000,  in  consideration  for the capital  contribution  of
$2,000.00 in cash by Gregory J. Chachas, the Company issued 200,000 "unregistered" and "restricted" shares of common stock to, $0.001 par value to Gregory J. Chachas. Mr. Chachas is a current director and executive officer of the Company, had access to all material information regarding the Company prior to the offer or sale of these securities. The offer and sale of these securities is believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) thereof, and from similar states securities laws, rules and regulations requiring the offer and sale of securities by available state exemptions from such registration.

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


                                             COVINGHAM CAPITAL CORP.
                                             A Utah Corporation


Dated: November 1, 2000                      /s/ Gregory J. Chachas
                                             --------------------------
                                             By:  Gregory J. Chachas
                                             Its: President and CEO