Form 10KSB
period 2000-12-31
COVINGHAM CAPITAL CORP
filed 2001-02-23
CIK 789887

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended: December 31, 2000
                                -----------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From ____ to ____

                        Commission File Number: 33-3378-D

                          COVINGHAM CAPITAL CORPORATION
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

         UTAH                                                87-0430826
------------------------------                              -----------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

              174 E. Dorchester Drive, Salt Lake City, Utah 84103
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (801) 521-0880
                                ----------------
              (Registrant's telephone number, including area code)


     Securities Company pursuant to Section 12(b) of the Act:    None

     Securities registered pursuant to Section 12(g) of the Act: None

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the year ended December 31, 2000 were $0.00

     As of December 31, 2000, there are approximately 16,279,163 shares of common voting stock of the Company held by non-affiliates. The Company's stock is not quoted and there is no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.001 par value per share.

     As of December 31, 2000 there were 36,979,163 shares of the Company's Common Stock outstanding.

     Documents Incorporated by Reference: See Exhibit List.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          COVINGHAM CAPITAL CORPORATION

                                   FORM 10-KSB

                   For The Fiscal Year Ended December 31, 2000


                                     PART I
                                     ------
                                                                        Page
                                                                        ----
Item 1. Description of Business .......................................   3

Item 2. Description of Properties .....................................  11

Item 3. Legal Proceedings .............................................  11

Item 4. Submission of Matters to a Vote of Security Holders ...........  11

                                     PART II
                                     -------

Item 5. Market for Common Equity and Related Stockholder Matters ......  11

Item 6. Management Discussion and Analysis or Plan of Operation .......  13

Item 7. Financial Statements ..........................................  15

Item 8. Changes in and Disagreements With Accountants on Accounting
        and Financial Disclosures .....................................  25

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act .............  25

Item 10. Executive Compensation .......................................  27

Item 11. Security Ownership of Certain Beneficial Owners and
         Management ...................................................  28

Item 12. Certain Relationships and Related Transactions ...............  29

Item 13. Exhibits and Reports on Form 8-K .............................  30

Signatures ............................................................  31

                                     PART I
                                     ------

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

     (a)  General Development of Business.
          -------------------------------

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

     On February 8, 2000 and February 18, 2000, respectively, Mr. Ray Cottrell and David Nielson, resigned as directors of the Company, when Mr. Gregory Chachas became the sole officer & director.

     (b)  Narrative Description of Business.
          ---------------------------------

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

     Competition.
     -----------

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

     Research and Development Expenses.
     ---------------------------------

          None; not applicable.

     Number of Employees.
     -------------------

     The Company does not have any employees, and did not have any during the fiscal year ended December 31, 2000.

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

     A principal exclusion from the definition of a penny stock is an equity security that has a price of five dollars ($5.00) of more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this Annual Report the Company's common stock is not listed or traded.

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

ITEM 2.   DESCRIPTION OF PROPERTIES
          -------------------------

     Other than cash in the amount of approximately $826.00, as of the date of this report, the Company has no appreciable assets, property or business. Its principal executive office address and telephone number are the business office address and telephone number of its President, Gregory J. Chachas, and are provided at no cost. Because the Company has no business, its activities have been limited to keeping itself in good standing in the State of Utah, and with preparing and maintaining and the Company's required periodic reports under the 1934 Act. These activities have consumed an insignificant amount of management's time; therefore, the costs to Mr. Chachas of providing the use of his office and telephone have been minimal. Accordingly, there is no written lease between the Company and Mr. Chachas and there are no preliminary agreements or understandings with respect to the use of the office facility, either now or in the future.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matter was submitted during this fiscal year covered by this report to a vote of security holders, through the solicitation of proxies, or otherwise.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
          ---------------------------------------------------------

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

     The sales of an aggregate of 20,800,000 "unregistered" and "restricted" shares of common stock to the persons named under the caption "Recent Sales of Unregistered Securities," below, were the only sales of any securities of the Company during the past three years. Future sales of any of these securities or any securities of the Company issued in any acquisition, reorganization or merger may have a future adverse effect on any "public market" that may develop in the common stock of the Company. See the caption "Recent Sales of Unregistered Securities" of this Report.

     Holders
     -------

     As of December 31, 2000, there were approximately 140 shareholders of record of the Company's Common Stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
          ---------------------------------------------------------

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

     Plan of Operation.
     -----------------

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

     Results of Operations.
     ---------------------

     Revenues for the fiscal years ended December 31, 2000 and 1999, were zero.

     During the fiscal year ended December 31, 2000, the Company incurred expenses of $8,763, with total expenses of $17,711 incurred during the fiscal year ended December 31, 1999.

     All of the expenses incurred during 2000 and 1999 were legal and accounting expenses. These expenses were the costs of bringing the Company's audits current and preparing its filings with the various regulatory agencies including the IRS.

     Liquidity and Capital Resources:
     -------------------------------

     The Company estimates that its cash needs for the year ended December 31, 2001 will be approximately $5000. A shareholder has committed to lending the Company up to $25,000 for its operating expenses until it completes a merger or acquisition. If the company identifies a potential merger in 2001 additional borrowings will be necessary to cover due diligence expenses and legal fees. At December 31, 2000 the Company had $826 in its bank account and no liabilities.

ITEM 7.   FINANCIAL STATEMENTS
          --------------------

                          COVINGHAM CAPITAL CORPORATION
                                AND SUBSIDIARIES
                          Audited Financial Statements

                                December 31, 2000

                                                                      Page
                                                                      ----
Independent Auditors' Report ......................................    16
Consolidated Balance Sheet ........................................    17
Consolidated Statements of Operations .............................    18
Consolidated Statements of Stockholders' Equity ...................    19
Consolidated Statements of Cash Flows .............................    21
Notes to the Financial Statement ..................................    22

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders of
Covingham Capital Corporation
(A Development Stage Company)
La Jolla, CA

We have audited the accompanying balance sheet of Covingham Capital Corporation (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and from January 1, 1987 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from inception on January 30, 1986 through December 31, 1986 were audited by other auditors whose report dated May 13, 1987 expressed an unqualified opinion on these statements. The financial statements for the period January 30, 1986 (inception) through December 31, 2000 includes stockholders equity and deficit accumulated during the development stage of $1,589 and $751,134, respectively. Our opinion on the statements of operations, stockholders equity and cash flows for the period January 30, 1986 (inception) through December 31, 2000, insofar as it relates to amounts for prior periods through December 31, 1986, is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Covingham Capital Corporation (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and from January 1, 1987 through December 31, 2000 in conformity with generally accepted accounting principles.

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


HJ & Associates, LLC
Salt Lake City, Utah
January 19, 2001

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage company)
                                  Balance Sheet

                                     ASSETS
                                     ------

                                                                December 31,
                                                                    2000
                                                                ------------
CURRENT ASSETS
   Cash                                                         $       826
                                                                ------------

     Total Current Assets                                               826
                                                                ------------

     TOTAL ASSETS                                               $       826
                                                                ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

   Accounts payable                                             $     -
                                                                ------------

     Total Current Liabilities                                        -
                                                                ------------

     TOTAL LIABILITIES                                                -
                                                                ------------

STOCKHOLDERS' EQUITY

   Common stock: 100,000,000 shares authorized of $0.001
    par value, 36,979,163 shares issued and outstanding              36,980
   Additional paid-in capital                                       714,980
   Deficit accumulated during the development stage                (751,134)
                                                                ------------

     Total Stockholders' Equity                                         826
                                                                ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $       826
                                                                ============


     The accompanying notes are an integral part of these financial statements.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Operations


                                                                                             From
                                                                                         Inception on
                                                              For the Years Ended         January 30,
                                                                  December 31,           1986 Through
                                                        ------------------------------    December 31,
                                                             2000            1999            2000
                                                        ------------------------------   -------------
REVENUES                                                $    -           $     -         $    -

EXPENSES

   General and administrative                                  8,763           17,711          27,174
                                                        -------------    -------------   -------------

     Total Expenses                                            8,763           17,711          27,174
                                                        -------------    -------------   -------------

   Operating loss before loss from
    discontinued operations                                   (8,763)         (17,711)        (27,174)
                                                        -------------    -------------   -------------

   LOSS FROM DISCONTINUED
    OPERATIONS (Note 3)                                      -                 -             (723,960)
                                                        -------------    -------------   -------------

NET LOSS                                                $     (8,763)    $    (17,711)   $   (751,134)
                                                        =============    =============   =============

BASIC LOSS PER SHARE                                    $      (0.00)    $      (0.00)
                                                        =============    =============

BASIC WEIGHTED AVERAGE SHARES                             36,556,149       35,979,163
                                                        =============    =============


     The accompanying notes are an integral part of these financial statements.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                       Statements of Stockholders' Equity


                                                                                                           Deficit
                                                                                                          Accumulated
                                                Common Stock               Additional                     During the
                                        -----------------------------       Paid-in      Subscription     Development
                                           Shares          Amount           Capital       Receivable         Stage
                                        -------------   -------------    -------------   -------------   -------------
Balance at inception on
January 30, 1986                             -          $    -           $     -         $    -          $     -

Issuance of common stock for
cash at $0.0075 per share                  2,000,000           2,000           13,000         -                -

Net loss from inception on
 January 30, 1986 through
December 31, 1986                            -               -                 -              -               (15,000)
                                        -------------   -------------    -------------   -------------   -------------

Balance, December 31, 1986                 2,000,000           2,000           13,000         -               (15,000)

Issuance of common stock
for cash at $0.05 per share                2,044,800           2,045          100,195         -                -

Issuance of common stock
 for purchase of subsidiary
at $0.05 per share                        11,163,611          11,164          547,019         -                -

Issuance of common stock
for services at $0.05                        970,752             971           47,566         -                -

Net loss for the year ended
December 31, 1987                             -              -                 -              -              (708,960)
                                        -------------   -------------    -------------   -------------   -------------

Balance, December 31, 1987                16,179,163          16,180          707,780         -              (723,960)

Net loss for the years ended
December 31, 1988 to 1997                     -              -                 -              -                -
                                        -------------   -------------    -------------   -------------   -------------

Balance, December 31, 1997                16,179,163    $     16,180     $    707,780    $    -          $   (723,960)
                                        -------------   -------------    -------------   -------------   -------------

     The accompanying notes are an integral part of these financial statements.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                                                            Deficit
                                                                                                          Accumulated
                                                Common Stock              Additional                      During the
                                        -----------------------------       Paid-in      Subscription     Development
                                           Shares          Amount           Capital       Receivable         Stage
                                        -------------   -------------    -------------   -------------   -------------
Balance, December 31, 1997                16,179,163    $     16,180     $    707,780    $    -          $   (723,960)

Issuance of common stock
 for subscription receivable
at $0.001 per share                       17,000,000          17,000           -              (17,000)         -
Net loss for the year ended
December 31, 1998                            -                -                -              -                  (700)
                                        -------------   -------------    -------------   -------------   -------------
Balance, December 31, 1998                33,179,163          33,180          707,780         (17,000)       (724,660)

Issuance of common stock
 for services and expenses
paid by officer at $0.001                 10,000,000          10,000           -              -                -

Issuance of common stock for
conversion of debt at $0.001                 700,000             700           -              -                -

Issuance of common stock for
cash at $0.001 per share                   9,300,000           9,300           -              -                -

Shares returned to treasury              (17,000,000)        (17,000)          -               17,000          -

Net loss for the year ended
December 31, 1999                             -               -                -              -               (17,711)
                                        -------------   -------------    -------------   -------------   -------------

Balance, December 31, 1999                36,179,163          36,180          707,780         -              (742,371)

Issuance of common stock for
cash at $0.01 per share                      500,000             500            4,500         -                -

Issuance of common stock for
services at $0.01 per share                  100,000             100              900         -                -

Issuance of common stock for
cash at $0.01 per share                      200,000             200            1,800         -                -

Net loss for the year ended
December 31, 2000                             -               -                -              -                (8,763)


Balance, December 31, 2000                36,979,163    $     36,980     $    714,980    $    -          $   (751,134)
                                        =============   =============    =============   =============   =============

     The accompanying notes are an integral part of these financial statements.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                             From
                                                                                          Inception on
                                                             For the Years Ended          January 30,
                                                                 December 31,             1986 Through
                                                        ------------------------------    December 31,
                                                            2000             1999            2000
                                                        -------------    -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                           $     (8,763)    $    (17,711)   $   (751,134)
   Adjustments to reconcile net loss to net
    cash (used) by operating activities:
   Loss on discontinued operations                            -                -              558,182
   Common stock issued for services                            1,000           10,000          59,538
                                                        -------------    -------------   -------------

       Net Cash (Used) by Operating Activities                (7,763)          (7,711)       (133,414)
                                                        -------------    -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES                          -                -               -
                                                        -------------    -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                                7,000            9,300         134,240
                                                        -------------    -------------   -------------
       Net Cash Provided by Financing Activities               7,000            9,300         134,240
                                                        -------------    -------------   -------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                               (763)           1,589             826

CASH AND CASH EQUIVALENTS AT
 BEGINNING  OF PERIOD                                          1,589           -               -
                                                        -------------    -------------   -------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                              $        826     $      1,589    $        826
                                                        =============    =============   =============

CASH PAID FOR:

   Interest                                             $     -          $     -         $     -
   Income taxes                                         $     -          $     -         $     -

   SCHEDULE OF NONCASH FINANCING ACTIVITIES:

   Common stock issued for payment of debt              $     -          $        700    $        700
   Common stock issued for services                     $      1,000     $     10,000    $     59,538


     The accompanying notes are an integral part of these financial statements.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


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

          e. Income Taxes

          No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carry forwards of approximately $751,000 at December 31, 2000 will expire by 2020. No tax benefit has been reported in the financial statements because the Company is uncertain if the carry forwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e.  Income Taxes (Continued)


                                                        For the Years Ended
                                                             December 31,
                                                        2000              1999
                                                    -------------    -------------
          Income tax benefit at statutory rate      $      3,330     $      6,730

          Change in valuation allowance                   (3,330)          (6,730)
                                                    -------------    -------------
                                                    $         -      $        -
                                                    =============    =============


          Deferred tax assets (liabilities) are comprised of the following:

                                                        For the Years Ended
                                                             December 31,
                                                        2000              1999
                                                    -------------    -------------
          Income tax benefit at statutory rate      $    285,431     $    282,101
          Change in valuation allowance                 (285,431)        (282,101)
                                                    -------------    -------------
                                                    $    -           $     -
                                                    =============    =============

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

          f.  Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          g.  Basic Loss Per Share

          The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

          The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:


                                                           For the Years Ended
                                                                December 31,
                                                       ----------------------------
                                                             2000        1999
                                                       ----------------------------
          Net loss (numerator)                         $     (8,763)  $    (17,711)

          Weighted average shares outstanding
           (denominator)                                 36,556,149     35,979,163
                                                       -------------  -------------

          Basic loss per share                         $      (0.00)  $      (0.00)
                                                       =============  =============

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ----------------------------------------------------------------------

     On January 27, 2000, the Company engaged HJ & Associates, LLC, Certified Public Accountants (formerly Jones, Jensen & Company), as independent accountants to the Company. There were no disagreements with former accountants on accounting principles or on any other matter.

                                    PART III.
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
          ----------------------------------------------------------------------

     See Item 11 for information on the beneficial ownership of the Company's securities.

     (a)  Identity of Directors and Executive Officers.

     The directors and executive officers of the Company are as follows:

     Name and Address     Age     Position       Term     Served Since
     --------------------------------------------------------------------------
     Gregory J. Chachas   69      President,     1 year   November 24, 1999
                                  Treasurer,              November 24, 1999
                                  Secretary,              November 24, 1999
                                  Director                June 9, 1999

     Each of the persons listed in the above table possesses sole investment power and sole voting power over the shares set forth in the table included in
Item 11.

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

     Gregory J. Chachas, age 69, was appointed as a director of the Company on June 9, 1999. On November 24, 1999, Mr. Chachas was appointed as President, Treasurer, and Secretary of the Company and is currently the sole officer and director.

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

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                   Long Term Compensation
                                                                               -------------------------------
                                      Annual Compensation                      Awards       Payouts
                                      ------------------------------------------------------------------------
                                                                               Securities             All
                                                        Other                  Underlying             Other
                                                        Annual    Restricted   Options/     LTIP      Compen-
Name and                   Year or                      Compen-   Stock        SAR's        Payouts   sation
Principal                  Period     Salary    Bonus   sation)   Awards       (#)          ($)       ($)
Position                   Ended      ($)       ($)     ($)
(a)                        (b)        (c)       (d)     (e)       (f)          (g)          (h)       (i)
--------------------------------------------------------------------------------------------------------------
Gregory J. Chachas(1)      2000       $0        0       0         (0)          0            0         0
President  and Director    1999       $0        0       0         (1)          0            0         0
                           1998       $0        0       0         0            0            0         0
                           1997       $0        0       0         0            0            0         0

---------------------
     (1) In 1999, 10,000,000 "unregistered" and "restricted" shares of the Company's common stock were issued to Gregory J. Chachas in consideration of services rendered. See the caption "Business Development," Part I, Item 1 of this Report.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended December 31, 2000. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

     Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
     ---------------------------------------------------------------------------

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

     Other Compensation
     ------------------

          None.

     Termination of Employment and Change of Control Arrangements
     ------------------------------------------------------------

          None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners.
          ------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five (5%) percent of the Company's common stock as of December 31, 2000. Each of these persons has sole investment and sole voting power over the shares indicated.

                           Name And
     Title of              Address Of                   Amount of     Percent of
     Class                 Beneficial Owner             Ownership       Class
--------------------------------------------------------------------------------
     Common Stock          Gregory J. Chachas           20,700,000       55.98%
                           174 E. Dorchester Drive
                           Salt Lake City, UT 84103

                           All Directors and Officers   20,700,000       55.98%
                           as a Group (1 person)

     (b)  Security Ownership of Management
          --------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 2000. Each of these persons has sole investment and sole voting power over the shares indicated.

                           Name And
     Title of              Address Of                   Amount of     Percent of
     Class                 Beneficial Owner             Ownership       Class
--------------------------------------------------------------------------------
     Common Stock          Gregory J. Chachas           20,700,000       55.98%
                           174 E. Dorchester Drive
                           Salt Lake City, UT 84103

                           All Directors and Officers   20,700,000       55.98%
                           as a Group (1 person)

     (c)  Changes in Control.
          ------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Transactions with Management and Others.
     ---------------------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, each of the current directors and executive officers and certain of the Company's former directors and executive officers has received "unregistered" and "restricted" shares of the Company's common stock in consideration of services rendered and cash contributed to the Company. Gregory J. Chachas, currently the sole officer and director, who is deemed to be an affiliate of the Company, has received an aggregate of 20,700,000 "unregistered" and "restricted" shares in consideration of services rendered and for cash paid to the Company. See the captions "Recent Sales of Unregistered Securities" and "Executive Compensation" of this Report.

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

     Transactions with Promoters.
     ----------------------------

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  List of Exhibits  attached or  incorporated  by reference  pursuant to
          Item 601 of Regulation S-B.

          Exhibit   Description
          -------   -----------

          3.1(+) Articles of Incorporation of Covingham Capital Corp., a Utah corporation; (Incorporated from the Company's Form 10-KSB filed October 17, 2000);

          3.2(+)    Restated   By-laws  of  Covingham   Capital  Corp.,  a  Utah
                    corporation; (Incorporated from the Company's Form 10-KSB filed October 17, 2000);

          (+) Previously filed.
          (+)(+) Filed herewith.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

          EXHIBIT INDEX
          -------------

          The following Exhibit Index sets forth the Exhibit attached hereto:

          Exhibit   Description
          -------   -----------

          None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                                  COVINGHAM CAPITAL CORP.
                                                  A Utah Corporation

Dated: February 21, 2001                          /S/ Gregory J. Chachas
                                                  ------------------------------
                                                  By:  Gregory J. Chachas
                                                  Its: President and CEO