Form 10QSB
period 2001-03-31
COVINGHAM CAPITAL CORP
filed 2001-05-07
CIK 789887

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: March 31, 2001; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

     Commission File Number: 33-3378-D

                             COVINGHAM CAPITAL CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                               51-0401125
------------------------------                              --------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

174 E. Dorchester Drive, Salt Lake City, Utah               84103
---------------------------------------------               --------------------
(Address of principal executive offices)                    (Zip Code)

                                 (801) 521-0880
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 31, 2001,  there were  3,697,924  post-reverse  split  adjusted
shares  of  the  registrant's   Common  Stock,  $0.001  par  value,  issued  and
outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and changes in its financial position from inception through March 31, 2001 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

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

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                             March 31,     December 31,
                                                                2001          2000
                                                            ------------   ------------
                                                            (Unaudited)
CURRENT ASSETS
   Cash                                                     $     2,749    $       826
                                                            ------------   ------------

     Total Current Assets                                         2,749            826
                                                            ------------   ------------

     TOTAL ASSETS                                           $     2,749    $       826
                                                            ============   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                         $    -         $    -
   Shareholder loan                                               5,000         -
                                                            ------------   ------------

     Total Current Liabilities                                    5,000         -
                                                            ------------   ------------

     TOTAL LIABILITIES                                            5,000         -
                                                            ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 3,697,924 shares issued and outstanding            3,698          3,698
   Additional paid-in capital                                   748,262        748,262
   Deficit accumulated during the development stage            (754,211)      (751,134)
                                                            ------------   ------------

     Total Stockholders' Equity (Deficit)                        (2,251)           826
                                                            ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                            $     2,749    $       826
                                                            ============   ============


                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                             From
                                                                                          Inception on
                                                                                           January 30,
                                                             For the Three Months Ended   1986 Through
                                                                      March 31,             March 31,
                                                            ------------------------------------------
                                                               2001           2000            2001
                                                            ---------------------------   ------------
REVENUES                                                    $    -         $    -         $    -

EXPENSES

   General and administrative                                     3,077          1,874         30,251
                                                            ------------   ------------   ------------

     Total Expenses                                               3,077          1,874         30,251
                                                            ------------   ------------   ------------

   Operating loss before loss from
    discontinued operations                                      (3,077)        (1,874)       (30,251)
                                                            ------------   ------------   ------------

   LOSS FROM DISCONTINUED
    OPERATIONS (Note 3)                                          -              -            (723,960)
                                                            ------------   ------------   ------------

NET LOSS                                                    $    (3,077)   $    (1,874)   $  (754,211)
                                                            ============   ============   ============

BASIC LOSS PER SHARE                                        $     (0.00)   $     (0.00)
                                                            ============   ============

BASIC WEIGHTED AVERAGE SHARES                                 3,697,924       3,606,954
                                                            ============   ============

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                       Statements of Stockholders' Equity


                                                                                                                        Accumulated
                                                                   Common Stock            Additional                    During the
                                                            ---------------------------     Paid-In      Subscription    Development
                                                               Shares         Amount        Capital       Receivable       Stage
                                                            ------------   ------------   ------------   ------------   ------------
Balance at inception on
 January 30, 1986                                                -         $    -         $    -         $    -         $    -

Issuance of common stock for
 cash at $0.075 per share                                       200,000            200         14,800         -              -

Net loss from inception on
 January 30, 1986 through
 December 31, 1986                                               -              -              -              -             (15,000)
                                                            ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1986                                      200,000            200         14,800         -             (15,000)

Issuance of common stock
 for cash at $0.50 per share                                    204,480            205        102,035         -              -

Issuance of common stock
 for purchase of subsidiary
 at $0.50 per share                                           1,116,361          1,116        557,067         -              -

Issuance of common stock
 for services at $0.50                                           97,075             97         48,440         -              -

Net loss for the year ended
 December 31, 1987                                               -              -              -              -            (708,960)
                                                            ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1987                                    1,617,916          1,618        722,342         -            (723,960)

Net loss for the years ended
 December 31, 1988 to 1997                                       -              -              -              -              -
                                                            ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1997                                    1,617,916    $     1,618    $   722,342    $    -         $  (723,960)
                                                            ------------   ------------   ------------   ------------   ------------

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                   Common Stock            Additional                    During the
                                                            ---------------------------     Paid-In      Subscription   Development
                                                               Shares         Amount        Capital       Receivable       Stage
                                                            ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1997                                    1,617,916    $     1,618    $   722,342    $    -         $  (723,960)

Issuance of common stock
 for subscription receivable
 at $0.01 per share                                           1,700,000          1,700         15,300       (17,000)         -

Net loss for the year ended
 December 31, 1998                                               -              -              -              -                (700)
                                                            ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1998                                    3,317,916          3,318        737,642        (17,000)      (724,660)

Issuance of common stock
 for services and expenses
 paid by officer at $0.01                                     1,000,000          1,000          9,000         -              -

Issuance of common stock for
 conversion of debt at $0.01                                     70,000             70            630         -              -

Issuance of common stock for
 cash at $0.01 per share                                        930,000            930          8,370         -              -

Shares returned to treasury                                  (1,700,000)        (1,700)       (15,300)        17,000         -

Net loss for the year ended
 December 31, 1999                                               -              -              -              -             (17,711)
                                                            ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999                                    3,617,916          3,618        740,342         -            (742,371)

Issuance of common stock for
 cash at $0.10 per share                                         50,000             50          4,950         -              -

Issuance of common stock for
 services at $0.10 per share                                     10,000             10            990         -              -

Issuance of common stock for
 cash at $0.10 per share                                         20,000             20          1,980         -              -

Net loss for the year ended
 December 31, 2000                                               -              -              -              -              (8,763)
                                                            ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2000                                    3,697,916          3,698        748,262         -            (751,134)

Fractional shares issued                                              8         -              -              -              -

Net loss for the three months ended
 March 31, 2001 (unaudited)                                      -              -              -              -              (3,077)
                                                            ------------   ------------   ------------   ------------   ------------

Balance, March 31, 2001 (unaudited)                           3,697,924    $     3,698    $   748,262    $    -         $  (754,211)
                                                            ============   ============   ============   ============   ============

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                             From
                                                                                          Inception on
                                                                                           January 30,
                                                             For the Three Months Ended   1986 Through
                                                                      March 31,             March 31,
                                                            ------------------------------------------
                                                                2001          2000            2001
                                                            ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                               $    (3,077)   $    (1,874)   $  (754,211)
   Adjustments to reconcile net loss to net
    cash (used) by operating activities:
     Loss on discontinued operations                             -              -             558,182
     Common stock issued for services                            -              -              59,538
   Change in operating assets and liabilities:
     Increase (decrease) in accounts payable                     -               1,864         -
                                                            ------------   ------------   ------------

       Net Cash (Used) by Operating Activities                   (3,077)           (10)      (136,491)
                                                            ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES                             -              -              -
                                                            ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from shareholder loan                                 5,000         -               5,000
   Common stock issued for cash                                  -              -             134,240
                                                            ------------   ------------   ------------

       Net Cash Provided by Financing Activities                  5,000         -             139,240
                                                            ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                 1,923            (10)         2,749

CASH AND CASH EQUIVALENTS AT
 BEGINNING  OF PERIOD                                               826          1,589         -
                                                            ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                  $     2,749    $     1,579    $     2,749
                                                            ============   ============   ============

CASH PAID FOR:

   Interest                                                 $    -         $    -         $    -
   Income taxes                                             $    -         $    -         $    -

   SCHEDULE OF NONCASH FINANCING ACTIVITIES:

   Common stock issued for payment of debt                  $    -         $       700    $       700
   Common stock issued for services                         $    -         $    -         $    59,538


                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


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

     e. Income Taxes

     No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $754,000 at March 31, 2001 will expire by 2021. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e. Income Taxes (Continued)

                                                            For the Three Months Ended
                                                                      March 31,
                                                            ---------------------------
                                                                2001          2000
                                                            ------------   ------------
              Income tax benefit at statutory rate          $     1,169    $       712
              Change in valuation allowance                      (1,169)          (712)
                                                            ------------   ------------

                                                            $    -         $    -
                                                            ============   ============

              Deferred tax assets (liabilities) are comprised of the following:

                                                            For the Three Months Ended
                                                                      March 31,
                                                            ---------------------------
                                                                2001          2000
                                                            ------------   ------------

              Income tax benefit at statutory rate          $   286,600    $   282,813
              Change in valuation allowance                    (286,600)      (282,813)
                                                            ------------   ------------

                                                            $    -         $    -
                                                            ============   ============

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

     f. Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


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

     The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                                                    For the
                                                                               Three Months Ended
                                                                                    March 31,
                                                                           ---------------------------
                                                                              2001            2000
                                                                           ------------   ------------
                      Net loss (numerator)                                 $    (3,077)   $    (1,874)

                      Weighted average shares outstanding
                        (denominator)                                        3,697,924     35,979,163
                                                                           ------------   ------------

                      Basic loss per share                                 $     (0.00)   $     (0.00)
                                                                           ============   ============

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

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 4 - SUBSEQUENT EVENTS

     On April 19, 2001, the company enacted a 1-for-10 reverse stock split of its issued and outstanding shares of common stock. All references to common stock have been retroactively restated.

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

     Results of Operations
     ---------------------

     Revenues for the three months ended March 31, 2000 and 2001 were zero. The Company had a net loss of $1,874 for the period ending March 31, 2000 compared to $3,077 for the three months ended March 31, 2001. All of the Company's expenses related to the legal and accounting costs of keeping the filings current.

     Liquidity.
     ---------

     During the three months ended March 31, 2001, the Company incurred expenses of $3,077, while receiving $0 in revenues. The Company borrowed $5,000 from a shareholder to pay its expenses. The loan is unsecured and due upon demand. At march 31, 2001 the Company has $2,749 of cash on hand of which it expects will be sufficient to meets its needs for the remainder of 2001, unless it finds a merger candidate in which case it will need to borrow additional funds.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None, however, on April 14, 2001, subsequent to the period covered by this report, the Company held its Annual Meeting of Shareholders.

     Annual Meeting of Shareholders
     ------------------------------

     On April 14, 2001, the Annual Meeting of shareholders (the "Annual Meeting") was held for the purpose of:

     1.   To elect one (1) director for the term of one year.

     2. To ratify the appointment of HJ & Associates, LLC as the Company's independent accountants for the fiscal year 2001.

     3. To consider and vote upon the proposed 1-for-10 reverse split of the outstanding shares of the Common Stock of the Company;

     4. To consider and vote upon a proposed change in the Company's state of incorporation from Utah to Delaware.

     As of the Record Date, March 14, 2001, there were 36,979,163 shares entitled to vote of which 25,228,945 shares were present at the meeting in person or by proxy.

     Election of 5 Directors
     -----------------------

     At the Annual Meeting, the shareholders elected 1 director, Gregory J. Chachas, to serve until the next annual meeting of Shareholders and until his successor is duly elected and qualified. There were 25,228,945 shares voting in favor of the election of said director. Therefore Mr. Chachas was elected.

     Appointment of Independent Accountants
     --------------------------------------

     At the Annual Meeting, the shareholders also approved the ratification of appointment of HJ & Associates, LLC as the Company's independent accountants for the fiscal year 2001. There were 25,228,945 shares voting in favor of the proposal, no shares voting against or abstaining. The proposal passed.

     1-for-10 Reverse Split (Amendment to Article of Incorporation)
     --------------------------------------------------------------

     At the Annual Meeting, the shareholders also approved the amendment to the Articles of Incorporation to effectuate a 1-for-10 reverse split of the outstanding shares of the Common Stock of the Company. The Certificate of Amendment provides that no shareholder's holdings who held more that 50 shares will be reduced below 50 shares as a result of such reverse split. There were 25,113,545 shares voting in favor of the proposal, 15,400 shares voting against the proposal and 100,000 shares abstaining to vote. The proposal passed and the Certificate of Amendment was effective as of April 19, 2001, upon the filing of the same with the Utah Secretary of State. A copy of the Certificate of Amendment is attached hereto and incorporated herein by this reference. See
Exhibit Index.

     As a result of the 1-for-10 reverse split, adjustments pursuant to the Certificate of Amendment and for the rounding up of all fractional shares to the next whole share, there are now issued and outstanding a total of 3,697,924 post-split adjusted shares of common stock.

     Change of Domicile from Utah to Delaware
     ----------------------------------------

     At the Annual Meeting, the shareholders also approved the proposal to change the Company's state of incorporation from Utah to Delaware. There were 25,113,545 shares voting in favor of the proposal, 10,000 shares voting against the proposal and 105,400 shares abstaining to vote. See "Reincorporation in Delaware" below.

     Reincorporation in Delaware
     ---------------------------

     On April 14, 2001, at the Annual Meeting of Shareholders, the shareholders approved a reincorporation in Delaware through a merger of Covingham Capital Corp., a Utah corporation (the "Company"), with and into its wholly owned subsidiary, Covingham Capital Corp., a Delaware corporation ("Covingham Delaware").

     The reincorporation became effective on April ___, 2001. The reincorporation effects only a change in the legal domicile of the Company. It did not result in any change of the name, business, management, employees, fiscal year, assets or liabilities of the Company. Pursuant to the Agreement and Plan of Merger between the Company and Covingham Delaware, each share of the Company's common stock, par value $0.001 per share, was automatically converted into one share of Covingham Delaware common stock, par value $0.001 per share.

     As a result of the reincorporation, the Certificate of Incorporation and Bylaws of Covingham Delaware shall be the Certificate of Incorporation and Bylaws of the Company. Copies of the Certificate of Incorporation and Bylaws of Covingham Delaware are attached hereto and incorporated herein by reference.

Item 5. Other Information.

     Shareholder Loan to Corporation
     -------------------------------

     On February 21, 2001, the Company borrowed the sum of $5,000 of Gregory J. Chachas, a shareholder and sole director and officer of the Company. Under the terms of the promissory note, the Company promises to pay to Mr. Chachas the principal sun of $5,000 with interest thereon at the rate of 6% per annum, within ten (10) days of demand.

Item 6. Exhibits and Reports on Form 8-K.

     (a) List of Exhibits  attached or  incorporated  by referenced  pursuant to
Item 601 of Regulation S-B.

     Exhibit        Description
     -------        -----------
     2.1(+)         Agreement and Plan of Merger (Incorporated by reference from
                    Appendix A of the Company's  Definitive  Proxy  Statement on
                    Form DEF 14A, filed March 19, 2001);

     3.1(+) Articles of Incorporation of Covingham Capital Corp., a Utah corporation; (Incorporated from the Company's Form 10-KSB, filed October 17, 2000);

     3.1.2(+) Certificate of Amendment to the Articles of Incorporation as filed with the Secretary of State of Utah on April 19, 2001; (Incorporated from the Company's Form 8-K, filed May 4, 2001;

     3.1.3(+) Certificate of Incorporation of Covingham Capital Corp., a Delaware Corporation. (Incorporated from the Company's Form 8-K, filed May 4, 2001;

     3.2(+)         Restated   By-laws  of  Covingham   Capital  Corp.,  a  Utah
                    corporation; (Incorporated from the Company's Form 10-KSB, filed October 17, 2000);

     3.2.2(+) Bylaws of Covingham Capital Corp., a Delaware Corporation. (Incorporated from the Company's Form 8-K, filed May 4, 2001;

     (+)  Previously filed.
     (++) Filed herewith.

     (b) Reports on Form 8-K.

     On May 4, 2001, subsequent to the period covered by this report, the Company filed a Current Report on Form 8-K, reporting the results of its annual shareholders meeting, the reverse stock split and change of domicile of the Company. Other that this Form 8-K, there were no reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


                                             COVINGHAM CAPITAL CORP.


Dated: May 7, 2001                           /s/ Gregory J. Chachas
                                             ----------------------------------
                                             By:  Gregory J. Chachas
                                             Its: President and CEO