Form 10KSB/A
period 1999-12-31
COVINGHAM CAPITAL CORP
filed 2001-08-01
CIK 789887

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-1

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


                                             COVINGHAM CAPITAL CORP.
                                             A Utah Corporation


Dated: July 31, 2001                         /s/ Gregory J. Chachas
                                             --------------------------
                                             By:  Gregory J. Chachas
                                             Its: President and CEO

                                  EXHIBIT 3.1
                                  -----------

                            ARTICLES OF INCORPORATION
                                       OF
                          COVINGHAM CAPITAL CORPORATION

     We, the undersigned natural persons of the age of 21 years or more, acting as Incorporators of a corporation under the Utah Business Corporation Act (hereinafter referred to as the "Act"), adopt the following Articles of Incorporation for such corporation.

                                    ARTICLE I
                                    ---------

     Name. The name of the corporation (hereinafter called the "Corporation") is COVINGHAM CAPITAL CORPORATION.

                                   ARTICLE II
                                   ----------

     Period of Duration. The period of duration of the Corporation is perpetual.

                                   ARTICLE III
                                   -----------

     Purposes and Powers. The purposes and the powers for which the Corporation is organized are as follows:

     (a) To buy, hold, own, trade, lease, sell and otherwise deal in real and personal property and any interests therein.

     (b) To purchase or otherwise acquire the whole or any part of the securities, good will, royalties, patents, patent applications, copyrights, franchises, leases, rights, property and assets of all kinds and to undertake or assume the whole or any part of the bonds, mortgages, franchises, leases, contracts, indebtedness, guarantees, liabilities and obligations of any person, corporation, association, partnership, syndicate, entity or governmental., municipal, or public authority, and to pay for the same in cash, shares, capital stock, bonds, debenture stock' notes and other securities of the corporation or otherwise or by undertaking and assuming the whole or any part of the liabilities or obligations of the transferor and to hold or in any manner dispose of the whole or any part of the property and assets so acquired and to exercise all powers necessary or convenient in and about the conduct, management and carrying on of any such business.

     (c) To borrow or raise monies for any of the purposes of the Corporation and from time to time without limit as to amount, to draw, make, accept, endorse, guarantee, execute and issue promissory notes, drafts, bills of exchange, warrants, bonds, debentures and other negotiable and nonnegotiable instruments and evidence of indebtedness and to secure the payment thereof and of the interest thereon by mortgage on or pledge, conveyance or assignment in trust of the whole or any part of the assets of the corporation, real, personal, or mixed, including contract rights whether at the time owned or thereafter acquired.

     (d) To lend and advance monies or give credit for corporate purposes with or without requiring interest or any security for the repayment thereof.

     (e) To purchase, take, receive or otherwise acquire, hold, own, pledge, transfer or otherwise dispose of shares of its own capital stock but purchase of its own shares of stock, whether direct or indirect, shall be made only to the extent of unreserved and unrestricted surplus available therefor and to the extent of unreserved and unrestricted capital surplus available therefor, if permitted by the Act and any other applicable law and these Articles of Incorporation.

     (f) To become a party to any lawful arrangement for sharing of profits or to any union of interest, reciprocal association, partnership, syndicate, joint venture or cooperation with any person, corporation, association, partnership, syndicate, entity or governmental, municipal or public authority, domestic or foreign, in the carrying on of any business which the corporation is authorized to carry on or any, business or transaction deemed necessary, convenient or incidental to carrying out any of the purposes of the corporation.

     (g) To do all and everything necessary, proper, advisable or convenient for the accomplishment of any of the purposes or the attainment of any of the objects or the furtherance of any of the powers herein set forth and to do every other act and thing incidental thereto or connected therewith provided the same be not forbidden by the Act, by any other applicable law or by these Articles of Incorporation.

     (h) To carry out the purposes hereinabove set forth in any state, district, territory or possession of the United States or in any foreign country to the extent such purposes are not forbidden by the laws of such state, district, territory, possession or foreign country and in the event that they do forbid any one or more such purposes to limit the purposes which the corporation proposes to carry on in such state, district, territory, possession or foreign country to such purpose or purposes as. are not forbidden by the laws thereof and any certificate for application to do business therein.

     (i) In general to carry on any business and have and exercise all the powers, conferred by the Act on corporations organized under it and upon corporations by any other applicable law and to do any and all of the acts and things therein set forth to the same extent as natural persons might or could do in any part of the world as principal, factor, agent, contractor, representative, trustee or otherwise, either alone or in syndicates, jointly and foreign country to such purpose or purposes as are not forbidden by the laws thereof and any certificate for application to do business therein.

     (j) In general to carry on any business and have and exercise all the powers conferred by the Act on corporations organized under it and upon corporations by any other applicable law and to do any and all of the acts and things therein set forth to the same extent as natural persons might or could do in any part of the world as principal, factor, agent, contractor, representative, trustee or otherwise, either alone or in syndicates, jointly and otherwise, in conjunction with any person, corporation, association, partnership, syndicate, entity or governmental, municipal or public authority, domestic or foreign, and to establish and maintain offices and agencies and to exercise all or any of its corporate powers and rights throughout the world.

     (k) The foregoing clauses shall be construed as powers as well as objects and purposes and the matters expressed in each clause shall, unless herein otherwise expressly provided; be in no way limited by reference to or inference from the terms of any other clause but shall be regarded .as independent objects, purposes and powers and the enumeration of specific objects, purposes and powers shall not be construed to limit or restrict in any manner the meaning of the general terms of the general powers of the corporation, nor shall the expression of one thing be deemed to exclude another not expressed although it be of like nature.

                                   ARTICLE IV
                                   ----------

     Authorized Shares. The aggregate number of shares which the corporation shall have authority to issue is FIFTY MILLION (50,000,000) shares of $0.001 par value common stock.

     (a) The common stock may be issued by the corporation or subscriptions taken therefor from time to time for. such consideration as may be fixed from time to time by the Board of Directors.

     (b) The common stock of the corporation shall not be issued in series or broken into additional classes. There shall be but one class of stock, of equal rights and preferences. Dividend rights in the company stock shall be treated hereinafter as said stock is set forth to be treated in the Utah Business Corporations Act, as amended to date.

     (c) The common stock of the corporation shall be nonassessable and the shareholders shall not be liable for the debts of the corporation except and to the extent of any unpaid subscriptions for shares which may be outstanding at any time the corporation is dissolved, merged, or said subscription rights are called.

                                    ARTICLE V
                                    ---------

     Pre-emptive Rights. A shareholder shall have no preemptive rights to acquire any securities of this corporation.

                                   ARTICLE VI
                                   ----------

     Commencement of Business. The corporation shall not commence business until at least One Thousand and no/100 Dollars, ($1,000.00) has been received by it as consideration for the issuance of shares.

                                   ARTICLE VII
                                   -----------

     Voting of Shares. Each outstanding share of the common stock of the corporation shall be entitled to one vote on each matter submitted to a vote at a meeting of the shareholders, each shareholder being entitled to vote his or its shares in person or by proxy executed in writing by such shareholder or by his duly authorized attorney in fact. The shareholders of this corporation shall have no right to cumulate his or its vote with regard to such voting.

                                  ARTICLE VIII
                                  ------------

     Provisions for Regulation of Internal Affairs of the Corporation.
     ----------------------------------------------------------------

     Meetings of the Shareholders. All meetings of the shareholders of the corporation shall be held at such place either within or without the State of Utah as may be provided by the by-laws of the corporation. In the absence of any such provision, all such meetings shall be held at the registered office of the corporation.

     Quorum of Shareholders. Unless otherwise provided in the Act or other applicable law, a majority of the shares of the common stock of the corporation entitled to vote represented in person or by proxy shall constitute a quorum at a meeting of the shareholders of the corporation.

     Meetings of Directors. Meetings of the Board of Directors of the corporation whether regular or special may be held either within or without the State of Utah and upon such notice as prescribed in the by-laws of the corporation.

     Quorum of Directors. The number of Directors of the corporation which shall constitute a quorum for the transaction of business at any meeting of the Board of Directors shall be fixed in the by-laws of the corporation.

     By-Laws of the Corporation. The initial by-laws of the corporation shall be adopted by its Board of Directors hereafter unless otherwise provided in the Act. By-laws of the corporation may be adopted, amended or repealed either by the shareholders or by the Board of Directors except that (a) no by-law adopted or amended by the shareholders shall be altered or repealed by the Board of Directors and (b) no by-law shall be adopted by the Directors which shall require more than a majority of the voting for a quorum at a meeting of the shareholders of the corporation or more than a majority of the votes cast to constitute action by the shareholders except where higher percentages are required by law. The by-laws may contain any provisions for the regulation and management of the affairs of the corporation not inconsistent with the Act, other applicable laws, and these Articles of Incorporation.

     Shareholders of Record. The name and address of each shareholder of record of the capital stock of the corporation as they appear in the stock records of the corporation shall be conclusive evidence as to who are the shareholders who are entitled to receive notice of any meetings of the shareholders, to vote at such meetings, to examine a complete list of the shareholders who may be entitled to vote at any such meeting and to own, enjoy and exercise any other rights and privileges which are based upon the ownership of these shares of common stock of the corporation.

     Books and Records. The corporation shall keep complete and correct books and records of account and shall keep minutes of the proceedings of its shareholders and the Board of Directors and shall keep at its registered office or principal place of business or at the office of its transfer agent or registrar a record of its shareholders giving the names and addresses of all shareholders and the number of shares of the corporation held by each. No shareholder shall have the right to inspect any such books and records except as conferred by the Act, or other applicable law unless authorized to do so by a resolution or resolutions of the shareholders or the Board of Directors.

     Compensation of Directors. The Board of Directors of the corporation may, provided the by-laws of the corporation so provide, make provision for reasonable compensation to its members for their services as directors and establish the basis upon which such compensation shall be paid. Any director of the corporation may also serve the corporation in any other capacity and receive proper compensation therefor.

     Qualification of Directors. The directors of this corporation need not be stockholders.

     Number of Directors. The exact number of directors may from time to time be specified by the by-laws at not less than three nor more than fifteen. When the by-laws do not specify the exact number of directors, the number shall be three.

     Reliance Upon Others. A director shall be fully protected in relying in good faith upon the books of account of the corporation or statements prepared by any of its officials as to the value and amount of assets, liabilities or net profits of the corporation or any other facts pertinent to the existence and amount of surplus or other funds from which dividends might properly be declared and paid.

     Reliance Upon Others - Prudent Conduct. No person shall be liable to the corporation for any loss or damage suffered by it on account of any action taken or omitted to be taken by him as a director or officer of the corporation in good faith if such person (a) exercised or used the same degree of care and skill as a prudent man would have exercised or used under the circumstances in the conduct of his own affairs, or (b) took or omitted to take such action in reliance upon advice of counsel for the corporation which he had reasonable grounds to believe or upon a financial statement of the corporation prepared by an officer or employee of the corporation in charge of its accounts or certified by a public accountant or firm of public accountants.

     Contracts with Interested Directors, Disclosure and Voting. A director of the corporation shall not in the absence of fraud be disqualified by his office from dealing or contracting with the corporation either as a vendor, purchaser, or otherwise nor in the absence of fraud shall, insofar as permitted by the Act or any other applicable statute, any transaction or contract of the corporation be void or voidable or affected by reason of the fact that any director or any firm of which a director is a member or any corporation of which any director is an officer, director or stockholder is in any way interested in such transaction or contract provided that the meeting of the Board of Directors or of a committee thereof having authority in the premises to authorize or confirm such contract or transaction, the interest of such director, firm or corporation is disclosed or made known and there shall be present a quorum of the Board of Directors or of the directors constituting such committee and such contract or transaction shall be approved by a majority of such quorum, which majority shall consist of directors not so interested or connected. Nor shall any director be liable to account to the corporation for any profit realized by him from or through any such transaction or contract of the corporation, ratified or approved as herein provided, by reason of the fact that he or any firm of which he is a member, or any corporation of which he is a stockholder, director or officer was interested in such transaction or contract. Directors so interested may be counted when present at meetings of the Board of Directors or of such committee for the purpose of determining the existence of a quorum. Each and every person who is or may become a director of the corporation is hereby relieved from any liability that might otherwise exist from those contracting with the corporation for the benefit of himself or any firm, association or corporation or of the Board of Directors or of any committee which shall be ratified by a majority in the interest of a quorum of the stockholders having voting power, shall be as valid and as binding as though ratified by each and every stockholder of the corporation, but this shall not be constituted as requiring the submission of any contract to the stockholders for approval.

     Indemnification of Directors. The corporation shall indemnify any and all persons who may serve or who have served at any time as directors or officers, or who at the request of the Board of Directors of the corporation may serve or at any time have served as directors or officers of another corporation in which the corporation at such time owned or may own shares of stock or of which it was or may be a creditor, and their respective heirs, administrators, successors and assigns, against any and all expenses, including amounts paid upon judgments, counsel fees, and amounts paid in settlement before or after suit is commenced, actually and necessarily incurred by such person in connection with the defense or settlement of any claim, action, suit or proceeding in which they, or any of them are made parties or a party or which may be asserted against them or any of them by reason of being or having been directors or officers or a director or officer of the corporation, or of such other corporation, except in relation to matters as to which any such director or officer or former director or officer or person shall be adjudged in any action, suit or proceeding to be liable for his own negligence or misconduct in the performance of his duty. Such indemnification shall be in addition to any other rights to which those indemnified may be entitled under any law, by-law, agreement, vote of stockholders or otherwise.

     Ratification of Acts of Directors. The directors may submit any contract or transaction for approval at any annual meeting of the stockholders or at any special meeting of the stockholders called for that purpose; and any contract or transaction so approved by a majority vote of a quorum of the stockholders at such meeting shall be binding upon the corporation and all of its stockholders, whether or not the contract or transaction would otherwise be subject to attack because of the interest of any of the directors of the corporation or for any other reason.

     Issuance of Shares. The corporation may issue and sell its authorized shares from time to time, in the absence of fraud, for such consideration as may from time to time be fixed by the Board of Directors, but in no event for less than par value.

     Amendments of These Articles of Incorporation. The corporation reserves the right to amend, alter or repeal or to add any provisions to these Articles of Incorporation in any manner now or hereafter prescribed by the Act and any amendment thereto or by the provisions of any other applicable law and all rights conferred upon the shareholders of the corporation by these Articles of Incorporation any amendments thereto are granted subject only to this reservation.

                                   ARTICLE IX
                                   ----------

     Registered Office. The address of the initial registered office of the corporation is:

          COVINGHAM CAPITAL CORPORATION
          3450 Highland Drive, Suite 304
          Salt Lake City, Utah 84106

     Registered Agent. The name of the initial registered agent of the corporation at such address is:

          James E. Morton

          /S/  James E. Morton
          -------------------------
          Registered Agent

                                    ARTICLE X
                                    ---------

     Initial Board of Directors. The initial Board of Directors of the corporation shall consist of four members and their respective names and addresses are:

         Name                           Address
         ----                           ----------------------
         Lance D. Bingham               1334 Ridgewood Lane
                                        Bountiful, Utah 84010

         Kenneth D. Murri               138 East 735 South
                                        Centerville, Utah 84014

         Jay R. Bingham                 1502 Millbrook Way
                                        Bountiful, Utah 84010

         Bill E. Covin                  12659 N.E. 73rd
                                        Kirkland, Washington 98033

which directors shall hold office until the first meeting of shareholders of the corporation and until their successors shall have been elected and qualified.

     Subsequent Board of Directors. At the first meeting of the shareholders of the corporation and at each annual meeting thereafter, the shareholders shall elect directors to hold office until the next succeeding annual meeting of the shareholders. Each director so elected shall hold office for the term for which he is elected and until his successor shall have been elected and qualified. Directors need not be residents of the State of Utah or shareholders of the corporation.

                                   ARTICLE XI
                                   ----------
         The name of each incorporator and their addresses are:

         Name                           Address
         ----                           ----------------------
         James E. Morton                3450 Highland Drive
                                        Suite 304
                                        Salt Lake City, Utah 84106

         Randall L. Skeen               3450 Highland Drive
                                        Suite 304
                                        Salt Lake City, Utah 84106

         Ruth Walters                   3450 Highland Drive
                                        Suite 304
                                        Salt Lake City, Utah 84106

     DATED this 30TH day of January, 1986.

                                        /S/  James E. Morton

                                        /S/  Randall L. Skeen

                                        /S/  Ruth Walters

STATE OF UTAH              )
                           )  ss.
COUNTY OF SALT LAKE        )

     I hereby certify that on the 30th day of January, 1986, personally appeared before me James E. Morton, Randall L. Skeen, and Ruth Walters, who being by me duly sworn, declared that they are the persons who signed the foregoing document as incorporators, and that the statements contained therein are true.

     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 30th day of January, 1986.

                                        /S/ P. D. Hatch
                                        -----------------------------
                                        NOTARY PUBLIC
                                        Residing in:  Salt lake County, UT

My Commission expires: 3-24-86

                                  EXHIBIT 3.2
                                  -----------

                                 RESTATED BYLAWS

                                       OF

                             COVINGHAM CAPITAL CORP.
                              (A Utah Corporation)

                                   ARTICLE I.

                                    OFFICES

     Section 1.01. Location of Offices. The corporation may maintain such offices within or without the State of Utah as the Board of Directors may from time to time designate or require.

     Section 1.02. Principal Office. The address of the principal office of the corporation shall be at the address of the registered office of the corporation as so designated in the office of the Secretary of State of the state of incorporation, or at such other address as the Board of Directors shall from time to time determine.


                                   ARTICLE II.

                             MEETING OF SHAREHOLDERS

     Section 2.01. Annual Meetings. The annual meeting of the shareholders shall be held on such date as the Board of Directors shall determine by resolution. If the election of directors shall not be held on the day thus designated for any annual meeting of the shareholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as may be practicable.

     Section 2.02. Special Meetings. Special meetings of the stockholders may be held at the office of the corporation in the State of Utah, or elsewhere, whenever called by the President, or by the Board of Directors, or by vote of, or by an instrument in writing signed by the holders of a majority of the issued and outstanding capital stock. Not less than ten (10) nor more than sixty (60) days written notice of such meeting, specifying the day, hour and place, when and where such meeting shall be convened, and the objects for calling the same, shall be mailed in the United States Post Office, addressed to each of the stockholders of record at the time of issuing the notice, and at his, her, or its address last known, as the same appears on the books of the corporation.

     The written certificate of the officer or officers calling any special meeting setting forth the substance of the notice, and the time and place of the mailing of the same to the several stockholders, and the respective addresses to which the same were mailed, shall be prima facie evidence of the manner and fact of the calling and giving such notice.

     All business lawfully to be transacted by the stockholders of the corporation may be transacted at any special meeting or at the adjournment thereof. Only such business, however, shall be acted upon at special meeting of the stockholders as shall have been referred to in the notice calling such meetings; but at any stockholders' meeting at which all of the outstanding capital stock of the corporation is represented, either in person or by proxy, any lawful business may be transacted, and such meeting shall be valid for all purposes.

     Section 2.03. Place of Meetings. The Board of Directors may designate any place, either within or without the state of incorporation, as the place of meeting for any annual or special meeting. A waiver of notice, signed by all shareholders entitled to vote at a meeting, may designate any place, either within or without the state of incorporation, as the place for the holding of such meeting. If no designation is made, the place of meeting shall be the registered office of the corporation in the state of incorporation.

     Section 2.04. Notice of Meetings. Notification of the annual meeting shall state the purpose or purposes for which the meeting is called and the date, time, and the place, which may be within or without this state, where it is to be held. A copy of such notice shall be either delivered personally to, or shall be mailed with postage prepaid, to each stockholder of record entitled to vote at such meeting not less than ten (10) nor more than sixty (60) days before such meeting. If mailed, notice shall be directed to a stockholder at his address as it appears upon the records of the corporation. Upon such mailing of any such notice, the service thereof shall be complete and the time of the notice shall begin to run from the date upon such notice is deposited in the mail for transmission to said stockholder. Personal delivery of such notice to any officer of a corporation, association, or any member of a partnership, shall constitute delivery of such notice to such corporation, association, or any member of a partnership.

     Section 2.05. Waiver of Notice. If all the stockholders of the corporation shall waive notice of the annual or special meeting, no notice of such meeting shall be required. Further, whenever all the stockholders shall meet in person or by proxy, such meeting shall be valid for all purposes without call or notice, and at such meeting any corporate action may be taken.

     Section 2.06. Default Notice. If the address of any stockholder does not appear upon the books of the corporation, it will be sufficient to address any notice to said stockholder at 174 E. Dorchester Drive, Salt Lake City, Utah 84103.

     Section  2.07.   Fixing  Record  Date.   For  the  purpose  of  determining
shareholders entitled to notice of or to vote at any annual meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the corporation may provide that the share transfer books shall be closed, for the purpose of determining shareholders entitled to notice of or to vote at such meeting, but not for a period exceeding sixty (60) days. If the share transfer books are closed for the purpose of determining shareholders entitled to notice of or to vote at such meeting, such books shall be closed for at least ten (10) days immediately preceding such meeting.

         In lieu of closing the share transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than sixty (60) and, in case of a meeting of shareholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the share transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting or to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this Section, such determination shall apply to any adjournment thereof. Failure to comply with this Section shall not affect the validity of any action taken at a meeting of shareholders.

     Section 2.08. Voting Lists. At each meeting of the stockholders, a full, true and complete list, in alphabetical order, of all the stockholders entitled to vote at such meeting, and indicating the number of shares held by each, certified by the Secretary of the corporation, shall be furnished, which list shall be prepared not less than ten (10) nor more than sixty (60) days before such meeting, and shall be open to the inspection of the stockholders, or their agents or proxies, at the place where such meeting is to be held, and not less than ten (10) nor more than sixty (60) days prior thereto. Only the persons in whose names shares of stock are registered on the books of the corporation for not less than ten (10) nor more than sixty (60) days preceding the date of such meeting, as evidenced by the list of stockholders so furnished, shall be entitled to vote at such meeting. Proxies and powers of attorney to vote must be filed with the secretary of the corporation before an election or a meeting of the stockholders, or they cannot be used at such election or meeting.

     Section 2.09. Voting Rights. At each meeting of the stockholders, every stockholder shall be entitled to vote in person or by his or her duly authorized proxy appointed by instrument in writing subscribed by such stockholder or by his or her duly authorized attorney. Each stockholder shall have one (1) vote for each share of stock standing registered in his or her or its name on the books of the corporation. The votes for directors, and upon demand by any stockholder, the votes upon any question before the meeting, shall be by viva voce.

     Section 2.10. Quorum. At all stockholders' meetings, the holders of a majority of the entire issued and outstanding capital stock of the corporation, shall constitute a quorum for all purposes of such meetings.

     If holders of the amount of stock necessary to constitute a quorum shall fail to attend, in person or by proxy, at the time and place fixed by these Bylaws for any annual meeting, or fixed by a notice as above provided for a special meeting, a majority in interest of the stockholders present in person or by proxy may adjourn from time to time without notice other than by announcement at the meeting, until holders of the amount of stock requisite to constitute a quorum shall attend. At any such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted as originally called.

     Section 2.11. Proxies. At each meeting of the shareholders, each shareholder entitled to vote shall be entitled to vote in person or by proxy; provided, however, that the right to vote by proxy shall exist only in case the instrument authorizing such proxy to act shall have been executed in writing by the registered holder or holders of such shares, as the case may be, as shown on the share transfer of the corporation or by his or her or her attorney thereunto duly authorized in writing. Such instrument authorizing a proxy to act shall be delivered at the beginning of such meeting to the secretary of the corporation or to such other officer or person who may, in the absence of the secretary, be acting as secretary of the meeting. In the event that any such instrument shall designate two or more persons to act as proxies, a majority of such persons present at the meeting, or if only one be present, that one shall (unless the instrument shall otherwise provide) have all of the powers conferred by the instrument on all persons so designated. Persons holding stock in a fiduciary capacity shall be entitled to vote the shares so held and the persons whose shares are pledged shall be entitled to vote, unless in the transfer by the pledge or on the books of the corporation he or she shall have expressly empowered the pledgee to vote thereon, in which case the pledgee, or his or her or her proxy, may represent such shares and vote thereon.

     Section 2.12. Voting Procedures. At each meeting of the stockholders, the polls shall be opened and closed; the proxies and ballots issued, received, and be taken in charge of, for the purpose of the meeting, and all questions touching the qualifications of voters and the validity of proxies, and the acceptance or rejection of votes, shall be decided by two (2) inspectors. The presiding officer of the meeting shall appoint such inspectors at or prior to the meeting.

     Section 2.13. Written Consent by Majority of Stockholders. In accordance with the Utah Revised Business Corporation Act ss.16-10a-704, any action which may be taken at any annual or special meeting of the stockholders may be taken without a meeting and without prior notice if consent thereto is signed by stockholders holding at least a majority of the voting power, except that if a different proportion of voting power is required for such an action at a meeting, then that proportion of written consent is required.

     Section 2.14. Order of Business. At the stockholders' meetings, the regular order of business shall be as follows:

     (a)  Reading and approval of the Minutes of previous meeting or meetings;
     (b) Reports of the Board of Directors, the President, Chief Financial Officer and Secretary of the corporation in the order named;
     (c)  Reports of Committees;
     (d)  Election of Directors;
     (e)  Unfinished business;
     (f)  New business;
     (g)  Adjournment.

                                  ARTICLE III.

                          DIRECTORS AND THEIR MEETINGS

     Section 3.01. General Powers. The property, affairs, and business of the corporation shall be managed by its Board of Directors. The Board of Directors is vested with the complete and unrestrained authority in the management of all the affairs of the corporation, and is authorized to exercise for such purpose as the General Agent of the corporation, its entire corporate authority. The Board of Directors may exercise all the powers of the corporation whether derived from law or the Articles of Incorporation, except such powers as are by statute, by the Articles of Incorporation or by these Bylaws, vested solely in the shareholders of the corporation.

     Section 3.02. Number, Term, and Qualifications. The Board of Directors of the corporation shall consist of such number, not less than three (3) or more than five (5) persons or such number as shall be fixed from time to time by the Board of Directors. Each director shall hold office until the next annual meeting of shareholders of the corporation and until his or her successor shall have been duly elected and qualified. Directors need not be citizens of the United States or residents of the state of incorporation or shareholders of the corporation.

     Section 3.03. Resignations. A director may resign at any time by delivering a written resignation to either the president, a vice president, the secretary, or assistant secretary, if any. The resignation shall become effective on its acceptance by the Board of Directors; provided that if the board has not acted thereon within ten days from the date presented, the resignation shall be deemed accepted.

     Section 3.04. Removal. At a meeting expressly called for that purpose, one or more directors may be removed by a vote of a majority of the shares of outstanding stock of the corporation entitled to vote at an election of directors.

     Section 3.05. Vacancies and Newly Created Directorship. All vacancies, including those caused by an increase in the number of directors, may be filled by a majority of the remaining directors, though less than a quorum, unless it is otherwise provided in the Articles of Incorporation.

     Section 3.06. Regular Meetings. A regular meeting of the Board of Directors shall be held without other notice than this bylaw immediately following, and at the same place as, the annual meeting of shareholders. The Board of Directors may provide by resolution the time and place, either within or without the state of incorporation, for the holding of additional regular meetings without other notice than such resolution.

     Section 3.07. Special Meetings. Special meetings of the Board of Directors may be held on the call of the President or Secretary on at least one (1) day notice by mail to directors' resident in the State of Utah, and on at least three (3) days notice by mail, or three (3) days notice by telegraph, to directors not resident in said state.

     Any meeting of the Board, no matter where held, at which all of the members shall be present, even though without or of which notice shall have been waived by all absentees, provided a quorum shall be present, shall be valid for all purposes unless otherwise indicated in the notice calling the meeting or in the waiver of notice. Any and all business may be transacted by any meeting, either regular or special, of the Board of Directors.

     Section 3.08. Location of Directors Meeting. Meetings of the directors may be held at the principal office of the corporation in the State of Utah, or elsewhere, at such place or places as the Board of Directors may, from time to time, determine.

     Section 3.09. Meetings by Telephone Conference Call. The Board of Directors may provide, by resolution, for the holding of additional regular meetings, without notice other than such resolution. The Board of Directors may hold any such additional regular meetings by telephone conference or other means of electronic communication by which all directors can hear and speak to each of the other directors.

     Section 3.10. Quorum. A majority of the Board of Directors in office shall constitute a quorum for the transaction of business, but if at any meeting of the Board there be less than a quorum present, a majority of those present may adjourn from time to time, until a quorum shall be present, and no notice of such adjournment shall be required. The Board of Directors may prescribe rules not in conflict with these Bylaws for the conduct of its business; provided, however, that in the fixing of salaries of the officers of the corporation, the unanimous action of all the directors shall be required.

     Section 3.11. Manner of Acting. The act of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, and the individual directors shall have no power as such.

     Section 3.12. Written Consent to Action by Directors. In accordance with NRS 78.315(2), any action required or permitted to be taken at any annual or special meeting of board of directors, or of a committee thereof may be taken without a meeting, if before or after the action consent thereto is signed by all members of the board or the committee.

     Section 3.13. Order of Business. The regular order of business at meetings of the Board of Directors shall be as follows:

     (a) Reading and approval of the minutes of any previous meeting or meetings;
     (b)  Reports of officers and committeemen;
     (c)  Election of officers;
     (d)  Unfinished business;
     (e)  New business;
     (f)  Adjournment.

     Section 3.14. Report to and Action on behalf of the Stockholders. The Board of Directors shall make a report to the stockholders at annual meetings of the stockholders of the condition of the corporation, and shall furnish each of the stockholders with a true copy thereof upon request.

     The Board of Directors, in its discretion, may submit any contract or act for approval or ratification at any annual meeting of the stockholders called for the purpose of considering any such contract or act, which, if approved, or ratified by the vote of the holders of a majority of the capital stock represented in person or by proxy at such meeting, provided that a lawful quorum of stockholders be there represented in person or by proxy, shall be valid and binding upon the corporation and upon all the stockholders thereof, as if it had been approved or ratified by every stockholder of the corporation.

     Section 3.15. Formation of Executive Committee. The Board of Directors may, by resolution passed by a majority of the whole Board, designate an Executive Committee. This Committee shall consist of two (2) or more members besides the President, who by virtue of his or her office, shall be a member and the chairman thereof. The Committee shall in the interim between the meetings of the Board, exercise all powers of that body in accordance with the general policy of the corporation and under the direction of the Board of Directors. It shall also attend to and supervise all the financial operations of the corporation, and shall examine and audit all the corporation's accounts at the close of each fiscal year, and at such other times, as it may deem necessary. The Secretary shall be the Secretary of the Committee and shall attend its meetings, and its meetings shall be held on the call of the President. All members of the Committee must be given at least two (2) days notice of meetings either by mail or telegraph or by personal communication, either by telephone or otherwise. A majority of the members of the Committee shall keep due records of all meetings and actions of the Committee, and such records shall at all times be open to the inspection of any director.

     Section 3.16. Compensation. By resolution of the Board of Directors, the directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

     Section 3.17. Presumption of Assent. A director of the corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his or her or her dissent shall be entered in the minutes of the meeting, unless he or she shall file his or her or her written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof, or shall forward such dissent by registered or certified mail to the secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

                                   ARTICLE IV.

                            OFFICERS AND THEIR DUTIES

     Section 4.01. Number. The officers of the corporation shall be a president, one or more vice-presidents, as shall be determined by resolution of the Board of Directors, a secretary, a treasurer, and such other officers as may be appointed by the Board of Directors. The Board of Directors may elect, but shall not be required to elect, a chairman of the board and the Board of Directors may appoint a general manager.

     Section 4.02. Election, Term of Office, and Qualifications. The officers shall be chosen by the Board of Directors annually at its annual meeting. In the event of failure to choose officers at an annual meeting of the Board of Directors, officers may be chosen at any regular or special meeting of the Board of Directors. Each such officer (whether chosen at an annual meeting of the Board of Directors to fill a vacancy or otherwise) shall hold his or her office until the next ensuing annual meeting of the Board of Directors and until his or her successor shall have been chosen and qualified, or until his or her death, or until his or her resignation or removal in the manner provided in these Bylaws. Any one person may hold any two or more of such offices, except that the president shall not also be the secretary. No person holding two or more offices shall act in or execute any instrument in the capacity of more than one office. The chairman of the board, if any, shall be and remain a director of the corporation during the term of his or her office. No other officer need be a director.

     Section 4.03. Subordinate Officers, Etc. The Board of Directors may from time to time, by resolution, appoint such additional Vice Presidents and additional Assistant Secretaries, Assistant Chief Financial Officers and Transfer Agents as it may deem advisable; prescribe their duties, fix their compensation, and all such appointed officers shall be subject to removal at any time by the Board of Directors. All officers, agents and factors shall be chosen and appointed in such manner and shall hold their office for such terms as the Board of Directors may by resolution prescribe.

     Section 4.04. Resignations. Any officer may resign at any time by delivering a written resignation to the Board of Directors, the president, or the secretary. Unless otherwise specified therein, such resignation shall take effect on delivery.

     Section 4.05. Removal. Any officer may be removed from office at any special meeting of the Board of Directors called for that purpose or at a regular meeting, by vote of a majority of the directors, with or without cause. Any officer or agent appointed in accordance with the provisions of Section 4.03 hereof may also be removed, either with or without cause, by any officer on whom such power of removal shall have been conferred by the Board of Directors.

     Section 4.06. Vacancies and Newly Created Offices. If any vacancy shall occur in any office by reason of death, resignation, removal, disqualification, or any other cause, or if a new office shall be created, then such vacancies or new created offices may be filled by the Board of Directors at any regular or special meeting.

     Section 4.07. The Chairman of the Board. The Chairman of the Board, if there be such an officer, shall have the following powers and duties.

     (a)  He or she shall preside at all shareholders' meetings;
     (b)  He or she shall preside at all meetings of the Board of Directors; and
     (c)  He or she shall be a member of the executive committee, if any.

     Section 4.08. The President. The president shall have the following powers and duties:

     (a) If no general manager has been appointed, he or she shall be the chief executive officer of the corporation, and, subject to the direction of the Board of Directors, shall have general charge of the business, affairs, and property of the corporation and general supervision over its officers, employees, and agents;

     (b) If no chairman of the board has been chosen, or if such officer is absent or disabled, he or she shall preside at meetings of the shareholders and Board of Directors;

     (c) He or she shall be a member of the executive committee, if any;

     (d) He or she shall be empowered to sign certificates representing shares of the corporation, the issuance of which shall have been authorized by the Board of Directors; and

     (e) He or she shall have all power and shall perform all duties normally incident to the office of a president of a corporation, and shall exercise such other powers and perform such other duties as from time to time may be assigned to him or her by the Board of Directors.

     Section 4.09. The Vice Presidents. The Board of Directors may, from time to time, designate and elect one or more vice presidents, one of whom may be designated to serve as executive vice president. Each vice president shall have such powers and perform such duties as from time to time may be assigned to him or her by the Board of Directors or the president. At the request or in the absence or disability of the president, the executive vice president or, in the absence or disability of the executive vice president, the vice president designated by the Board of Directors or (in the absence of such designation by the Board of Directors) by the president, the senior vice president, may perform all the duties of the president, and when so acting, shall have all the powers of, and be subject to all the restrictions upon, the president.

     Section 4.10. Chief Financial Officer. The Chief Financial Officer shall have the custody of all the funds and securities of the corporation. When necessary or proper, he or she shall endorse on behalf of the corporation for collection checks, notes, an other obligations; he or she shall jointly with such other officer as shall be designated by these Bylaws, sign all checks made by the corporation, and shall pay out and dispose of the same under the direction of the Board of Directors. The Chief Financial Officer shall sign with the President all bills of exchange and promissory notes of the corporation; he or she shall also have the care and custody of the stocks, bonds, certificates, vouchers, evidence of debts, securities, and such other property belonging to the corporation as the Board of Directors shall designate; he or she shall sign all papers required by law or by these By-laws or the Board of Directors to be signed by the Chief Financial Officer. Whenever required by the Board of Directors, the Chief Financial Officer shall render a statement of the corporation's cash account; he or she shall enter regularly in the books of the corporation to be kept by him or her for the purpose, full and accurate accounts of all moneys received and paid by him or her on account of the corporation. The Chief Financial Officer shall at all reasonable times exhibit the books of account to any Director of the corporation during business hours, and shall perform all acts incident to the position of Chief Financial Officer subject to the control of the Board of Directors.

     The Chief Financial Officer shall, if required by the Board of Directors, give bond to the corporation conditioned for the faithful performance of all his or her duties as Chief Financial Officer in such sum, and with such security as shall be approved by the Board of Directors, with the expense of such bond to be borne by the corporation.

     Section 4.11. Salaries. The salaries and other compensation of the officers of the corporation shall be fixed from time to time by the Board of Directors, except that the Board of Directors may delegate to any person or group of persons the power to fix the salaries or other compensation of any subordinate officers or agents appointed in accordance with the provisions of Section 4.03 hereof. No officer shall be prevented from receiving any such salary or compensation by reason of the fact that he or she is also a director of the corporation.

     Section 4.12. Surety Bonds. In case the Board of Directors shall so require, any officer or agent of the corporation shall execute to the corporation a bond in such sums and with such surety or sureties as the Board of Directors may direct, conditioned upon the faithful performance of his or her duties to the corporation, including responsibility for negligence and for the accounting of all property, monies, or securities of the corporation which may come into his or her hands.

                                   ARTICLE V.

                    EXECUTIVE COMMITTEE AND OTHER COMMITTEES

     Section 5.01. How Constituted. The Board of Directors may designate an executive committee and such other committees as the Board of Directors may deem appropriate, each of which committees shall consist of two or more directors. Members of the executive committee and of any such other committees shall be designated annually at the annual meeting of the Board of Directors; provided, however, that at any time the Board of Directors may abolish or reconstitute the executive committee or any other committee. Each member of the executive committee and of any other committee shall hold office until his or her successor shall have been designated or until his or her resignation or removal in the manner provided in these Bylaws.

     Section 5.02. Powers. During the intervals between meetings of the Board of Directors, the executive committee shall have and may exercise all powers of the Board of Directors in the management of the business and affairs of the corporation, except for the power to fill vacancies in the Board of Directors or to amend these Bylaws, and except for such powers as by law may not be delegated by the Board of Directors to an executive committee.

     Section 5.03. Proceedings. The executive committee, and such other committees as may be designated hereunder by the Board of Directors, may fix its own presiding and recording officer or officers, and may meet at such place or places, at such time or times and on such notice (or without notice) as it shall determine from time to time. It will keep a record of its proceedings and shall report such proceedings to the Board of Directors at the meeting of the Board of Directors next following.

     Section 5.04. Quorum and Manner of Acting. At all meeting of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, the presence of members constituting a majority of the total authorized membership of the committee shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the members present at any meeting at which a quorum is present shall be the act of such committee. The members of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, shall act only as a committee and the individual members thereof shall have no powers as such.

     Section 5.05. Vacancies. If any vacancies shall occur in the executive committee or of any other committee designated by the Board of Directors hereunder, by reason of disqualification, death, resignation, removal, or otherwise, the remaining members shall, until the filling of such vacancy, constitute the then total authorized membership of the committee and, provided that two or more members are remaining, continue to act. Such vacancy may be filled at any meeting of the Board of Directors.

     Section 5.06. Compensation. The Board of Directors may allow a fixed sum and expenses of attendance to any member of the executive committee, or of any other committee designated by it hereunder, who is not an active salaried employee of the corporation for attendance at each meeting of said committee.

     Section 5.07. Resignations. Any member of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, may resign at any time by delivering a written resignation to either the president, the secretary, or assistant secretary, or to the presiding officer of the committee of which he or she is a member, if any shall have been appointed and shall be in office. Unless otherwise specified herein, such resignation shall take effect on delivery.

     Section 5.08. Removal. The Board of Directors may at any time remove any member of the executive committee or of any other committee designated by it hereunder either for or without cause.

                                   ARTICLE VI.

                  EXECUTION OF INSTRUMENTS, BORROWING OF MONEY,
                         AND DEPOSIT OF CORPORATE FUNDS

     Section 6.01. Execution of Instruments. Subject to any limitation contained in the Articles of Incorporation or these Bylaws, the president or vice president, may, in the name and on behalf of the corporation, execute and deliver any contract or other instrument authorized in writing by the Board of Directors. The Board of Directors may, subject to any limitation contained in the Articles of Incorporation or in these Bylaws, authorize in writing any officer or agent to execute and delivery any contract or other instrument in the name and on behalf of the corporation; any such authorization may be general or confined to specific instances.

     Section 6.02. Loans. No loans or advances shall be contracted on behalf of the corporation, no negotiable paper or other evidence of its obligation under any loan or advance shall be issued in its name, and no property of the corporation shall be mortgaged, pledged, hypothecated, transferred, or conveyed as security for the payment of any loan, advance, indebtedness, or liability of the corporation, unless and except as authorized by the Board of Directors. Any such authorization may be general or confined to specific instances.

     Section 6.03. Deposits. All moneys of the corporation shall be deposited when and as received by the Chief Financial Officer in such bank or banks or other depository as may from time to time be designated by the Board of Directors, and such deposits shall be made in the name of the corporation.

     Section 6.04. Checks, Drafts, Etc. No note, draft, acceptance, endorsement to other evidence of indebtedness shall be valid or against the corporation unless the same shall be signed by the President or a Vice President, and attested by the Secretary or an Assistant Secretary, or signed by the Chief Financial Officer or an Assistant Chief Financial Officer and countersigned by the President, Vice President, or Secretary, except that the Chief Financial Officer or an Assistant Chief Financial Officer, may, without countersignature, sign payroll checks and make endorsements for deposit to the credit of the corporation in all its duly authorized depositories. No check or order for money shall be signed in blank by more than one (1) officer of the corporation.

     Section 6.05. Bonds and Debentures. Every bond or debenture issued by the corporation shall be evidenced by an appropriate instrument which shall be signed by the president or a vice president and by the secretary and sealed with the seal of the corporation. The seal may be a facsimile, engraved or printed. Where such bond or debenture is authenticated with the manual signature of an authorized officer of the corporation or other trustee designated by the indenture of trust or other agreement under which such security is issued, the signature of any of the corporation's officers named thereon may be a facsimile. In case any officer who signed, or whose facsimile signature has been used on any such bond or debenture, should cease to be an officer of the corporation for any reason before the same has been delivered by the corporation, such bond or debenture may nevertheless be adopted by the corporation and issued and delivered as through the person who signed it or whose facsimile signature has been used thereon had not ceased to be such officer. The corporation shall make no loan or advance of money to any stockholder or officer therein unless the Board of Directors shall otherwise authorize.

     Section 6.06. Sale, Transfer, Etc. of Securities. Sales, transfers, endorsements, and assignments of stocks, bonds, and other securities owned by or standing in the name of the corporation, and the execution and delivery on behalf of the corporation of any and all instruments in writing incident to any such sale, transfer, endorsement, or assignment, shall be effected by the president, or by any vice president, together with the secretary, or by any officer or agent thereunto authorized by the Board of Directors.

     Section 6.07. Proxies. Proxies to vote with respect to shares of other corporations owned by or standing in the name of the corporation shall be executed and delivered on behalf of the corporation by the president or any vice president and the secretary or assistant secretary of the corporation, or by any officer or agent thereunder authorized by the Board of Directors.

     Section 6.08. Mortgages and Liens. The directors shall have the power to authorize and cause to be executed, mortgages and liens without limit as to amount upon the property and franchise of this corporation, and pursuant to the affirmative vote, either in person or by proxy, of the holders of a majority of the capital stock issued and outstanding; the directors shall have authority to dispose in any manner of the whole property of this corporation.

                                  ARTICLE VII.

                                  CAPITAL STOCK

     Section 7.01. Issuance. The capital stock of the corporation shall be issued in such manner and at such times and upon such conditions as shall be prescribed by the Board of Directors.

     Section 7.02. Stock Certificates. Ownership of stock in the corporation shall be evidenced by certificates of stock in such forms as shall be prescribed by the Board of Directors, and shall be under the seal of the corporation and signed by the President or the Vice President and also by the Secretary or an Assistant Secretary. All certificates shall be consecutively numbered; the name of the person owing the shares represented thereby with the number of shares and the date of issue shall be entered on the corporation's books. No certificates shall be valid unless it is signed by the President or Vice President and by the Secretary or Assistant Secretary. All certificates surrendered to the corporation shall be canceled and no new certificate shall be issued until the former certificate for the same number of shares shall have been surrendered or canceled.

     Section 7.03. Stock Transfer. No transfer of stock shall be valid as against the corporation except on surrender and cancellation of the certificate therefor, made either in person or under assignment; a new certificate shall be issued therefor. Whenever any transfer shall be expressed as made for collateral security and not absolutely, the same shall be so expressed in the entry of said transfer on the books of the corporation.

     Section 7.04. Transfer Rules and Transfer Agent. The Board of Directors shall have the power and authority to make all such rules and regulations not inconsistent herewith as it may deem expedient concerning the issue, transfer and registration of certificates for shares of the capital stock of the corporation. The Board of Directors may appoint a transfer agent and a registrar of transfers and may require all stock certificates to near the signature of each transfer agent and such registrar of transfer.

     Section 7.05. Stock Ledgers. The Stock Transfer Books shall be closed for all meetings of the stockholders for the period of ten (10) days prior to such meetings and shall be closed for the payment of dividends during such periods from time to time may be fixed by the Board of Directors, and during such periods no stock shall be transferable.

     Section 7.06. Lost or Destroyed Certificates. The corporation may issue a new certificate for shares of the corporation in place of any certificate theretofore issued by it, alleged to have been lost or destroyed, and the Board of Directors may, in its discretion, require the owner of the lost or destroyed certificate or his or her legal representatives, to give the corporation a bond in such form and amount as the Board of Directors may direct, and with such surety or sureties as may be satisfactory to the board, to indemnify the corporation and its transfer agents and registrars, if any, against any claims that may be made against it or any such transfer agent or registrar on account of the issuance of such new certificate. A new certificate may be issued without requiring any bond when, in the judgment of the Board of Directors, it is proper to do so.

     Section 7.07. Closing of Transfer Books and Fixing of Record Date.

     (a) The Board of Directors shall have power to close the share books of the corporation for a period of not to exceed sixty (60) days preceding the date of any meeting of shareholders, or the date for payment of any dividend, or the date for the allotment of rights, or capital shares shall go into effect, or a date in connection with obtaining the consent of shareholders for any purpose.

     (b) In lieu of closing the share transfer books as aforesaid, the Board of Directors may fix in advance a date, not exceeding sixty (60) days preceding the date of any meeting of shareholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital shares shall go into effect, or a date in connection with obtaining any such consent, as a record date for the determination of the shareholders entitled to a notice of, and to vote at, any such meeting and any adjournment thereof, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, or to give such consent.

     (c) If the share transfer books shall be closed or a record date set for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for, or such record date shall be, at least ten (10) days immediately preceding such meeting.

     Section 7.08. No Limitation on Voting Rights; Limitation on Dissenter's Rights. To the extent permissible under the applicable law of any jurisdiction to which the corporation may become subject by reason of the conduct of business, the ownership of assets, the residence of shareholders, the location of offices or facilities, or any other item, the corporation elects not to be governed by the provisions of any statute that (i) limits, restricts, modified, suspends, terminates, or otherwise affects the rights of any shareholder to cast one vote for each share of common stock registered in the name of such shareholder on the books of the corporation, without regard to whether such shares were acquired directly from the corporation or from any other person and without regard to whether such shareholder has the power to exercise or direct the exercise of voting power over any specific fraction of the shares of common stock of the corporation issued and outstanding or (ii) grants to any shareholder the right to have his or her stock redeemed or purchased by the corporation or any other shareholder on the acquisition by any person or group of persons of shares of the corporation. In particular, to the extent permitted under the laws of the state of incorporation, the corporation elects not to be governed by any such provision, including the provisions of ss.16-10a-1301 to ss.16-10a-1331, inclusive, of the Utah Revised Business Corporation Act, or any statute of similar effect or tenor.

     Section 7.09. Dividends. The Board of Directors shall have the power to reserve over and above the capital stock paid in, such an amount, in its discretion, as it may deem advisable to fix as a reserve fund, and may, from time to time, declare dividends from the accumulated profits of the corporation in excess of the amounts so reserved, and pay the same to the stockholders of the corporation, and may also, if it deems the same advisable, declare stock dividends of the unissued capital stock.

                                  ARTICLE VIII.

         INDEMNIFICATION, INSURANCE, AND OFFICER AND DIRECTOR CONTRACTS

     Section 8.01. Indemnification: Third Party Actions. To the fullest extent permitted under Utah Law, the corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees) judgments, fines, and amounts paid in settlement actually and reasonably incurred by him or her in connection with any such action, suit or proceeding, if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, he or she had reasonable cause to believe that his or her conduct was unlawful.

     Section 8.02. Indemnification: Corporate Actions. To the fullest extent permitted under Utah Law, the corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection with the defense or settlement of such action or suit, if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification shall be made in respect of any claim, issue, or matter as to which such a person shall have been adjudged to be liable for negligence or misconduct in the performance of his or her duty to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine on application that, despite the adjudication of liability but in view of all circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

     Section 8.03. Determination. To the extent that a director, officer, employee, or agent of the corporation has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in Sections
8.01 and 8.02 hereof, or in defense of any claim, issue, or matter therein, he or she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection therewith. Any other indemnification under Sections 8.01 and 8.02 hereof, shall be made by the corporation upon a determination that indemnification of the officer, director, employee, or agent is proper in the circumstances because he or she has met the applicable standard of conduct set forth in Sections 8.01 and 8.02 hereof. Such determination shall be made either (i) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit, or proceeding; or (ii) by independent legal counsel on a written opinion; or (iii) by the shareholders by a majority vote of a quorum of shareholders at any meeting duly called for such purpose.

     Section 8.04. General Indemnification. The indemnification provided by this Section shall not be deemed exclusive of any other indemnification granted under any provision of any statute, in the corporation's Articles of Incorporation, these Bylaws, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent, and shall inure to the benefit of the heirs and legal representatives of such a person.

     Section 8.05. Advances. Expenses incurred in defending a civil or criminal action, suit, or proceeding as contemplated in this Section may be paid by the corporation in advance of the final disposition of such action, suit, or proceeding upon a majority vote of a quorum of the Board of Directors and upon receipt of an undertaking by or on behalf of the director, officers, employee, or agent to repay such amount or amounts unless if it is ultimately determined that he or she is to indemnified by the corporation as authorized by this Section.

     Section 8.06. Scope of Indemnification. The indemnification authorized by this Section shall apply to all present and future directors, officers, employees, and agents of the corporation and shall continue as to such persons who ceases to be directors, officers, employees, or agents of the corporation, and shall inure to the benefit of the heirs, executors, and administrators of all such persons and shall be in addition to all other indemnification permitted by law.

     Section 8.07. Insurance. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the corporation would have the power to indemnify him or her against any such liability and under the laws of the state of incorporation, as the same may hereafter be amended or modified.

                                   ARTICLE IX.

                                  MISCELLANEOUS

     Section 9.01. Company Records. A copy of the Stock and Transfer Books, Articles of Incorporation and the Bylaws of the corporation shall be kept at its principal office of the corporation in the State of Utah, and at such other places as may be prescribed by the Board of Directors.

     Section 9.02. Salaries. No director nor executive officer shall be entitled to any salary or compensation for any services performed for the corporation, unless such salary or compensation shall be fixed by resolution of the Board of Directors, adopted by the unanimous vote of all of the directors voting in favor thereof.

                                   ARTICLE X.

                               AMENDMENT OF BYLAWS

     Section 10.01. Amendment Procedures. Amendments and changes of these Bylaws may be made at any regular or special meeting of the Board of Directors by a majority vote of the Board of Directors, or may be made by a vote of, or a consent in writing signed by, the holders of a majority of the issued and outstanding capital stock.

                            CERTIFICATE OF SECRETARY

     The undersigned does hereby certify that he is the secretary of Covingham Capital Corp., a corporation duly organized and existing under and by virtue of the laws of the State of Utah; that the above and foregoing Bylaws of said corporation were duly adopted by the Board of Directors of the corporation and by the Shareholders of the corporation, and that the above and foregoing Bylaws are now in full force and effect.

     Dated: September 25, 1999

                                                /s/ George G. Chachas
                                                --------------------------------
                                                George G. Chachas, Secretary
                                       18