Form 10QSB/A
period 2000-03-31
COVINGHAM CAPITAL CORP
filed 2001-08-01
CIK 789887

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1

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

     A principal exclusion from the definition of a penny stock is an equity security that has a price of five dollars ($5.00) of more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this report the Company's common stock is not listed or traded.

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