Form 10QSB
period 2001-06-30
COVINGHAM CAPITAL CORP
filed 2001-08-02
CIK 789887

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: June 30, 2001; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August __, 2001,  there were  3,974,544  post-reverse  split adjusted
shares  of  the  registrant's   Common  Stock,  $0.001  par  value,  issued  and
outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and changes in its financial position from inception through June 30, 2001 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                      Index to Financial Statements
                      -----------------------------

                                                                          Page
                                                                          ----
Balance Sheets...........................................................  3
Statements of Operations.................................................  4
Statements of Stockholders' Equity.......................................  5
Statements of Cash Flows.................................................  8
Notes to the Financial Statements......................................... 9

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                                        June 30,     December 31,
                                                                          2001           2000
                                                                      ------------   ------------
                                                                      (Unaudited)
CURRENT ASSETS
   Cash                                                               $     3,239    $       826
                                                                      ------------   ------------

     Total Current Assets                                                   3,239            826
                                                                      ------------   ------------

     TOTAL ASSETS                                                     $     3,239    $       826
                                                                      ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES

   Accounts payable                                                   $    -         $    -
   Shareholder loan                                                         2,500         -
                                                                      ------------   ------------

     Total Current Liabilities                                              2,500         -
                                                                      ------------   ------------

     TOTAL LIABILITIES                                                      2,500         -
                                                                      ------------   ------------

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 3,974,544 shares issued and outstanding                      3,975          3,698
   Additional paid-in capital                                             761,816        748,262
   Deficit accumulated during the development stage                      (765,052)      (751,134)
                                                                      ------------   ------------

     Total Stockholders' Equity                                               739            826
                                                                      ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $     3,239    $       826
                                                                      ============   ============

     The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                 For the                       For the             Inception on
                                                             Six Months Ended             Three Months Ended        October 9,
                                                                June 30,                       June 30,            1968 Through
                                                       ---------------------------   ---------------------------     June 30,
                                                           2001           2000           2001          2000            2001
                                                       ------------   ------------   ------------   ------------   ------------
REVENUES                                               $    -         $    -         $    -         $    -         $    -

EXPENSES

   General and administrative                               13,918          6,308         10,841          4,434         41,092
                                                       ------------   ------------   ------------   ------------   ------------

     Total Expenses                                         13,918          6,308         10,841          4,434         41,092
                                                       ------------   ------------   ------------   ------------   ------------

   Operating loss before loss from
    discontinued operations                                (13,918)        (6,308)       (10,841)        (4,434)       (41,092)
                                                       ------------   ------------   ------------   ------------   ------------

   LOSS FROM DISCONTINUED
    OPERATIONS (Note 3)                                     -              -              -               -           (723,960)
                                                       ------------   ------------   ------------   ------------   ------------

NET LOSS                                               $   (13,918)   $    (6,308)   $   (10,841)   $    (4,434)   $  (765,052)
                                                       ============   ============   ============   ============   ============

BASIC LOSS PER SHARE                                   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                                       ============   ============   ============   ============

BASIC WEIGHTED AVERAGE SHARES                            3,743,765      3,629,250      3,743,765      3,597,916
                                                       ============   ============   ============   ============

     The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

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

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                                                                      Deficit
                                                                                                                   Accumulated
                                                              Common Stock            Additional                   During the
                                                       ---------------------------     Paid-In      Subscription   Development
                                                          Shares         Amount        Capital       Receivable       Stage
                                                       ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1997                               1,617,916    $     1,618    $   722,342    $    -         $  (723,960)

Issuance of common stock
 for subscription receivable
 at $0.01 per share                                      1,700,000          1,700         15,300        (17,000)        -

Net loss for the year ended
 December 31, 1998                                          -              -              -              -                (700)
                                                       ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1998                               3,317,916          3,318        737,642        (17,000)      (724,660)

Issuance of common stock
 for services and expenses
 paid by officer at $0.01                                1,000,000          1,000          9,000         -              -

Issuance of common stock for
 conversion of debt at $0.01                                70,000             70            630         -              -

Issuance of common stock for
 cash at $0.01 per share                                   930,000            930          8,370         -              -

Shares returned to treasury                             (1,700,000)        (1,700)       (15,300)        17,000         -

Net loss for the year ended
 December 31, 1999                                          -              -              -              -             (17,711)
                                                       ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999                               3,617,916          3,618        740,342         -            (742,371)

Issuance of common stock for
 cash at $0.10 per share                                    50,000             50          4,950         -              -

Issuance of common stock for
 services at $0.10 per share                                10,000             10            990         -              -

Issuance of common stock for
 cash at $0.10 per share                                    20,000             20          1,980         -              -

Net loss for the year ended
 December 31, 2000                                          -              -               -             -              (8,763)
                                                       ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2000                               3,697,916    $     3,698    $   748,262    $    -         $  (751,134)
                                                       ------------   ------------   ------------   ------------   ------------


     The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)


                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                Common Stock          Additional                    During the
                                                       ---------------------------     Paid-In      Subscription    Development
                                                          Shares         Amount        Capital       Receivable       Stage
                                                       ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2000                               3,697,916    $     3,698    $   748,262    $    -         $  (751,134)

Fractional shares issued                                         8          -             -              -              -

Issuance of common stock for
 conversion of debt at $0.05
 per share (unaudited)                                     101,620            102          4,979         -              -

Issuance of common stock for
 services at $0.05 per share
 (unaudited)                                               175,000            175          8,575         -              -

Net loss for the six months ended
 June 30, 2001 (unaudited)                                  -               -             -              -             (13,918)
                                                       ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2001
 (unaudited)                                             3,974,544    $     3,975    $   961,816    $    -         $  (765,052)
                                                       ============   ============   ============   ============   ============

     The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                        From
                                                                 For the             Inception on
                                                            Six Months Ended          October 9,
                                                                 June 30,            1968 Through
                                                       ---------------------------     June 30,
                                                           2001           2000           2001
                                                       ------------   ------------   ------------

   Net (loss)                                          $   (13,918)   $    (6,308)   $  (765,052)
   Adjustments to reconcile net loss
    to net cash (used) by operating
    activities:
   Loss on discontinued operations                          -              -             558,182
   Common stock issued for services                          8,750          1,000         68,288
   Change in operating assets and
     liabilities:
   Increase (decrease) in accounts
    payable                                                 -               1,958         -
                                                       ------------   ------------   ------------
       Net Cash (Used) by Operating
        Activities                                          (5,168)        (3,350)      (138,582)
                                                       ------------   ------------   ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                                 -              -              -
                                                       ------------   ------------   ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Proceeds from shareholder loan                            7,581         -               7,581
   Common stock issued for cash                             -               5,000        134,240
                                                       ------------   ------------   ------------

       Net Cash Provided by Financing
        Activities                                           7,581          5,000        141,821
                                                       ------------   ------------   ------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                   2,413          1,650          3,239

CASH AND CASH EQUIVALENTS AT
 BEGINNING  OF PERIOD                                          826          1,589         -
                                                       ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                         $     3,239    $     3,239    $     3,239
                                                       ============   ============   ============

CASH PAID FOR:

   Interest                                            $    -         $    -         $    -
   Income taxes                                        $    -         $    -         $    -

   SCHEDULE OF NONCASH FINANCING ACTIVITIES:

   Common stock issued for payment of debt             $     5,081    $    -         $     5,781
   Common stock issued for services                    $     8,750    $     1,000    $    68,288


     The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          This summary of significant accounting policies of Covingham Capital Corp. (a development stage company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

          a. Organization and Business Activities

          The financial statements presented are those of Covingham Capital Corp. (the Company). The Company was incorporated in the State of Utah on January 30, 1986 to engage in any lawful activity, but more particularly to assist companies in marketing their goods and services. On April 14, 2001, the Company reincorporated and changed its domicile from the State of Utah to the State of Delaware. The Company is considered a development stage company per SFAS No. 7.

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

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          f. Basic Loss Per Share

          The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

          The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                               For the
                                                          Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                         2001           2000
                                                     ------------   ------------
          Net loss (numerator)                       $   (10,841)   $    (4,434)

          Weighted average shares outstanding
              (denominator)                            3,743,765      3,597,916
                                                     ------------   ------------

          Basic loss per share                       $     (0.00)   $     (0.00)
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

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000

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

NOTE 4 - SIGNIFICANT EVENTS

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

     Results of Operations
     ---------------------

     Revenues for the six months ended June 30, 2000 and 2001 were zero. The Company had a net loss of $6,308 for the period ending June 30, 2000 compared to $13,918 for the six months ended Juen 30, 2001. $8,750 of these expenses were paid by the issuance of $175,000 shares of the Company's common stock. All of the Company's expenses related to the legal and accounting costs of keeping the filings current.

     Liquidity.
     ---------

     During the six months ended June 30, 2001, the Company incurred expenses of $13,918, while receiving $0 in revenues. The Company borrowed $7,581 from a shareholder to pay its expenses. The loan is unsecured and due upon demand. At June 30, 2001 the Company has $3,239 of cash on hand of which it expects will be sufficient to meets its needs for the remainder of 2001, unless it finds a merger candidate in which case it will need to borrow additional funds.

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

                          PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

     The Company is not a party to any pending legal proceeding. To the best of the Company's knowledge no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

     The reincorporation became effective on April 20, 2001. The reincorporation effects only a change in the legal domicile of the Company. It did not result in any change of the name, business, management, employees, fiscal year, assets or liabilities of the Company. Pursuant to the Agreement and Plan of Merger between the Company and Covingham Delaware, each share of the Company's common stock, par value $0.001 per share, was automatically converted into one share of Covingham Delaware common stock, par value $0.001 per share.

     As a result of the reincorporation, the Certificate of Incorporation and Bylaws of Covingham Delaware shall be the Certificate of Incorporation and Bylaws of the Company. Copies of the Certificate of Incorporation and Bylaws of Covingham Delaware are attached hereto and incorporated herein by reference.

Item 5. Other Information.

     Sale of Restricted Securities
     -----------------------------

     On May 31, 2001, in consideration for the capital contribution of $5,081.00 in cash by Gregory J. Chachas, through the conversion of the principal and accrued interest on that certain promissory note date February 21, 2001, the Company issued 101,620 "unregistered" and "restricted" shares of common stock
0.001 par value, to Gregory J. Chachas. In addition, in consideration for services as a director and officer of the Company, and legal services provided by Gregory J. Chachas during fiscal year 2000, valued at $5,000, the Company issued 100,000 "unregistered" and "restricted" shares of common stock $0.001 par value, to Gregory J. Chachas.

     On May 31, 2001, in consideration for services in edgarizing and transmitting to the SEC, the Company's period reports and organizaing the Annual meeting of Stockholders, provided George G. Chachas, valued at $2,500, the Company issued 50,000 "unregistered" and "restricted" shares of common stock $0.001 par value, to George G. Chachas.

     Also on May 31, 2001, in consideration for accounting services in reviewing and drafting the Mangament's Discussion and Analysis or Plan of Operations for the Company's period reports, provided Gordon Jones, valued at $1,250, the Company issued 25,000 "unregistered" and "restricted" shares of common stock $0.001 par value, to Gordon Jones.

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

     Shareholder Loan to Corporation
     -------------------------------

     On May June 29, 2001, pursuant to the terms of the promissory note dated February 21, 2001, the Company borrowed the sum of $5,000 from Gregory J. Chachas, a shareholder and sole director and officer of the Company. Under the terms of the promissory note, the Company promises to pay to Mr. Chachas the principal sun of $2,500 with interest thereon at the rate of 6% per annum, within ten (10) days of demand.

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

     3.2(+)         Restated   By-laws  of  Covingham   Capital  Corp.,  a  Utah
                    corporation; (Incorporated from the Company's Form 10-KSB, filed October 17, 2000);

     3.2.2(+) Bylaws of Covingham Capital Corp., a Delaware Corporation. (Incorporated from the Company's Form 8-K, filed May 4, 2001;

     (+)  Previously filed.
     (++) Filed herewith.

     (b) Reports on Form 8-K.

     On May 4, 2001, the Company filed a Current Report on Form 8-K, reporting the results of its annual shareholders meeting, the reverse stock split and change of domicile of the Company. Other that this Form 8-K, there were no other reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


                                             COVINGHAM CAPITAL CORP.


Dated: August 1, 2001                        /s/ Gregory J. Chachas
                                             ----------------------------------
                                             By:  Gregory J. Chachas
                                             Its: President and CEO