Form 10QSB
period 2001-09-30
COVINGHAM CAPITAL CORP
filed 2001-10-23
CIK 789887

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: September 30, 2001; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 16, 2001,  there were 3,974,544  post-reverse  split adjusted
shares  of  the  registrant's   Common  Stock,  $0.001  par  value,  issued  and
outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and changes in its financial position from inception through September 30, 2001 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

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

                             COVINGHAM CAPITAL CORP.
                         (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                                 September 30,    December 31,
                                                                     2001            2000
                                                                 -------------   -------------
                                                                 (Unaudited)
CURRENT ASSETS
   Cash                                                          $      2,019    $        826
                                                                 -------------   -------------

     Total Current Assets                                               2,019             826
                                                                 -------------   -------------

     TOTAL ASSETS                                                $      2,019    $        826
                                                                 =============   =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                              $          -    $          -
   Shareholder loan                                                     2,500               -
                                                                 -------------   -------------

     Total Current Liabilities                                          2,500               -
                                                                 -------------   -------------

     TOTAL LIABILITIES                                                  2,500               -
                                                                 -------------   -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 3,974,544 shares issued and outstanding                  3,975           3,698
   Additional paid-in capital                                         761,816         748,262
   Deficit accumulated during the development stage                  (766,272)       (751,134)
                                                                 -------------   -------------

     Total Stockholders' Equity (Deficit)                                (481)            826
                                                                 -------------   -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                 $      2,019    $        826
                                                                 =============   =============

     The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                            For the                        For the               Inception on
                                                       Nine Months Ended              Three Months Ended          October 9,
                                                         September 30,                   September 30,           1968 Through
                                                 -----------------------------   -----------------------------   September 30,
                                                     2001            2000            2001            2000            2001
                                                 -------------   -------------   -------------   -------------   -------------
REVENUES                                         $     -         $     -         $     -         $     -         $     -

EXPENSES

   General and administrative                          15,138           7,639           1,220           1,331          42,312
                                                 -------------   -------------   -------------   -------------   -------------

     Total Expenses                                    15,138           7,639           1,220           1,331          42,312
                                                 -------------   -------------   -------------   -------------   -------------

   Operating loss before loss from
    discontinued operations                           (15,138)         (7,639)         (1,220)         (1,331)        (42,312)
                                                 -------------   -------------   -------------   -------------   -------------

   LOSS FROM DISCONTINUED
    OPERATIONS                                         -               -               -               -             (723,960)
                                                 -------------   -------------   -------------   -------------   -------------

NET LOSS                                         $    (15,138)   $     (7,639)   $     (1,220)   $     (1,331)   $   (766,272)
                                                 =============   =============   =============   =============   =============

BASIC LOSS PER SHARE                             $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                 =============   =============   =============   =============

BASIC WEIGHTED AVERAGE SHARES                       3,698,832       3,648,135       3,698,832       3,648,135
                                                 =============   =============   =============   =============

     The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                         Common Stock             Additional                      During the
                                                 -----------------------------     Paid-In       Subscription     Development
                                                   Shares           Amount         Capital        Receivable        Stage
                                                 -------------   -------------  --------------   -------------   -------------
Balance at inception on
 January 30, 1986                                      -         $    -          $    -          $     -         $     -

Issuance of common stock for
 cash at $0.075 per share                             200,000             200          14,800          -               -

Net loss from inception on
 January 30, 1986 through
 December 31, 1986                                     -              -               -                -              (15,000)
                                                 -------------   -------------   -------------   -------------   -------------

Balance, December 31, 1986                            200,000             200          14,800          -              (15,000)

Issuance of common stock
 for cash at $0.50 per share                          204,480             205         102,035          -               -

Issuance of common stock
 for purchase of subsidiary
 at $0.50 per share                                 1,116,361           1,116         557,067          -               -

Issuance of common stock
 for services at $0.50                                 97,075              97          48,440          -               -

Net loss for the year ended
 December 31, 1987                                     -              -               -                -             (708,960)
                                                 -------------   -------------   -------------   -------------   -------------

Balance, December 31, 1987                          1,617,916           1,618         722,342          -             (723,960)

Net loss for the years ended
 December 31, 1988 to 1997                             -              -               -                -               -
                                                 -------------   -------------   -------------   -------------   -------------

Balance, December 31, 1997                          1,617,916    $      1,618    $    722,342    $     -         $   (723,960)
                                                 -------------   -------------   -------------   -------------   -------------

     The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)(Continued)


                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                          Common Stock            Additional                      During the
                                                 -----------------------------     Paid-In       Subscription     Development
                                                    Shares          Amount         Capital        Receivable         Stage
                                                 -------------   -------------   -------------   -------------   -------------
Balance, December 31, 1997                          1,617,916    $      1,618    $    722,342    $     -         $   (723,960)

Issuance of common stock
 for subscription receivable
 at $0.01 per share                                 1,700,000           1,700          15,300         (17,000)         -

Net loss for the year ended
 December 31, 1998                                     -               -               -               -                 (700)
                                                 -------------   -------------   -------------   -------------   -------------

Balance, December 31, 1998                          3,317,916           3,318         737,642         (17,000)       (724,660)

Issuance of common stock
 for services and expenses
 paid by officer at $0.01                           1,000,000           1,000           9,000          -               -

Issuance of common stock for
 conversion of debt at $0.01                           70,000              70             630          -               -

Issuance of common stock for
 cash at $0.01 per share                              930,000             930           8,370          -               -

Shares returned to treasury                       (1,700,000)          (1,700)        (15,300)         17,000          -

Net loss for the year ended
 December 31, 1999                                     -               -               -               -              (17,711)
                                                 -------------   -------------   -------------   -------------   -------------

Balance, December 31, 1999                          3,617,916           3,618         740,342          -             (742,371)

Issuance of common stock for
 cash at $0.10 per share                               50,000              50           4,950          -               -

Issuance of common stock for
 services at $0.10 per share                           10,000              10             990          -               -

Issuance of common stock for
 cash at $0.10 per share                               20,000              20           1,980          -               -

Net loss for the year ended
 December 31, 2000                                     -               -               -               -               (8,763)
                                                 -------------   -------------   -------------   -------------   -------------

Balance, December 31, 2000                          3,697,916    $      3,698    $    748,262    $     -         $   (751,134)
                                                 -------------   -------------   -------------   -------------   -------------

     The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                          Common Stock            Additional                      During the
                                                 -----------------------------     Paid-In       Subscription     Development
                                                    Shares          Amount         Capital        Receivable         Stage
                                                 -------------   ------------    -------------   -------------   -------------
Balance, December 31, 2000                          3,697,916    $      3,698    $    748,262    $     -         $   (751,134)

Fractional shares issued (unaudited)                        8          -               -               -               -

Issuance of common stock for
 conversion of debt at $0.05
 per share (unaudited)                                101,620             102           4,979          -               -

Issuance of common stock for
 services at $0.05 per share
 (unaudited)                                          175,000             175           8,575          -               -

Net loss for the nine months ended
 September 30, 2001 (unaudited)                        -               -               -               -              (15,138)
                                                 -------------   -------------   -------------   -------------   -------------

Balance, September 30, 2001
 (unaudited)                                        3,974,544    $      3,975    $    761,816    $     -         $   (766,272)
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

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                     From
                                                                            For the              Inception on
                                                                       Nine Months Ended          October 9,
                                                                         September 30,           1968 Through
                                                                 -----------------------------   September 30,
                                                                     2001            2000            2001
                                                                 -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                    $    (15,138)   $     (7,639)   $   (766,272)

   Adjustments to reconcile net loss to net
   cash (used) by operating activities:
   Loss on discontinued operations                                          -               -         558,182
   Common stock issued for services                                     8,750           1,000          68,288
   Change in operating assets and liabilities:
   Increase (decrease) in accounts payable                                  -             742               -
                                                                 -------------   -------------   -------------

       Net Cash (Used) by Operating Activities                         (6,388)         (5,897)       (139,802)
                                                                 -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES                                        -               -               -
                                                                 -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from shareholder loan                                       7,581               -           7,581
   Common stock issued for cash                                             -           5,000         134,240
                                                                 -------------   -------------   -------------

       Net Cash Provided by Financing Activities                        7,581           5,000         141,821
                                                                 -------------   -------------   -------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                              1,193            (897)          2,019

CASH AND CASH EQUIVALENTS AT
 BEGINNING  OF PERIOD                                                     826           1,589               -
                                                                 -------------   -------------   -------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                   $      2,019    $        692    $      2,019
                                                                 =============   =============   =============

CASH PAID FOR:

   Interest                                                      $          -    $          -    $          -
   Income taxes                                                  $          -    $          -    $          -

   SCHEDULE OF NONCASH FINANCING ACTIVITIES:

   Common stock issued for payment of debt                       $      5,081    $          -    $      5,781
   Common stock issued for services                              $      8,750    $      1,000    $     68,288

     The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2001 and December 31, 2000


     NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited consolidated financial statements. The results of operations for periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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

     Results of Operations
     ---------------------

     Revenues for the nine months ended September 30, 2000 and 2001 were zero. The Company had a net loss of $7,639 for the period ending September 30, 2000 compared to $15,138 for the nine months ended September 30, 2001. $8,750 of these expenses were paid by the issuance of 175,000 shares of the Company's common stock. All of the Company's expenses related to the legal and accounting costs of keeping the filings current.

     Liquidity.
     ---------

     During the nine months ended September 30, 2001, the Company incurred expenses of $15.138, while receiving $0 in revenues. The Company borrowed $2,500 from a shareholder to pay its expenses. The loan is unsecured and due upon demand. At September 30, 2001 the Company has $2,019 of cash on hand of which it expects will be sufficient to meets its needs for the remainder of 2001, unless it finds a merger candidate in which case it will need to borrow additional funds.

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

Item 2. Changes in Securities.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

     Shareholder Loan to Corporation
     -------------------------------

     On May 31, 2001, pursuant to the terms of the promissory note dated February 21, 2001, the Company borrowed the sum of $5,000 from Gregory J. Chachas, a shareholder and sole director and officer of the Company. Under the terms of the promissory note, the Company promises to pay to Mr. Chachas the principal sun of $2,500 with interest thereon at the rate of 6% per annum, within ten (10) days of demand.

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


                                             COVINGHAM CAPITAL CORP.


Dated: October 22, 2001                      /s/ Gregory J. Chachas
                                             ----------------------------------
                                             By:  Gregory J. Chachas
                                             Its: President and CEO