Form 10KSB
period 2001-12-31
COVINGHAM CAPITAL CORP
filed 2002-03-14
CIK 789887

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended: December 31, 2001
                                -----------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the year ended December 31, 2001 were $0.00.

     As of December 31, 2001, there are approximately 1,702,924 shares of common voting stock of the Company held by non-affiliates. The Company's stock is not quoted and there is no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.001 par value per share.

     As of December 31, 2001 there were 3,974,544 shares of the Company's Common Stock outstanding.

     Documents Incorporated by Reference: See Exhibit List.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          COVINGHAM CAPITAL CORPORATION

                                   FORM 10-KSB

                   For The Fiscal Year Ended December 31, 2001


                                     PART I
                                     ------
                                                                        Page
                                                                        ----
Item 1. Description of Business .......................................   3

Item 2. Description of Properties .....................................  11

Item 3. Legal Proceedings .............................................  11

Item 4. Submission of Matters to a Vote of Security Holders ...........  11

                                     PART II
                                     -------

Item 5. Market for Common Equity and Related Stockholder Matters ......  11

Item 6. Management Discussion and Analysis or Plan of Operation .......  13

Item 7. Financial Statements ..........................................  15

Item 8. Changes in and Disagreements With Accountants on Accounting
        and Financial Disclosures .....................................  25

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act .............  28

Item 10. Executive Compensation .......................................  30

Item 11. Security Ownership of Certain Beneficial Owners and
         Management ...................................................  31

Item 12. Certain Relationships and Related Transactions ...............  32

Item 13. Exhibits and Reports on Form 8-K .............................  33

Signatures ............................................................  34

                                     PART I
                                     ------

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

     (a)  General Development of Business.
          -------------------------------

     Covingham Capital Corporation (the "Company") was organized under the laws of the State of Utah on January 30, 1986, to engage in any lawful business. The Company filed a Registration Statement of Form S-18 with the Securities and Exchange Commission which became effective on November 10, 1986. Pursuant to such Registration Statement and the Prospectus, the Company offered to the public a maximum of 600,000 (post 1-for-10 reverse split adjusted) shares and a minimum of 200,000 (post 1-for-10 reverse split adjusted) shares of its common stock at $0.05 per share. The offering closed with the minimum number of shares having been sold.

     The Company was originally formed to seek the acquisition of assets, property or business that may benefit itself and its shareholders.

     On July 31,  1987,  the Company  and  Consumer  Products  Source,  Inc.,  a
Delaware corporation ("CPS"), entered into an Agreement and Plan of Reorganization dated July 31, 1987 (the "Reorganization Agreement") whereby CPS was to become a wholly owned subsidiary of the Company. On September 14, 1987, in connection therewith, the Company issued 1,116,365 (post 1-for-10 reverse split adjusted) restricted shares of its common stock, $0.001 par value, to CPS's shareholders, in exchange for all of the issued and outstanding shares of CPS. The Company also issued an additional 97,076 (post 1-for-10 reverse split adjusted) restricted shares for services rendered in conjunction with the CPS acquisition and operations of the Company.

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

     On July 15, 1999, the Company filed an Application for Reinstatement with the State of Utah and the Company was reinstated on August 24, 1999.

     On September 21, 1999, in consideration for legal and consulting services valued at $10,000.00 provided by Gregory J. Chachas in the reinstatement of the Company, the Company issued 1,000,000 (post 1-for-10 reverse split adjusted) restricted shares of its common stock, $0.001 par value per share to Gregory J. Chachas, Additionally, in consideration for the capital contribution of $10,000.00 in cash and expenses paid on behalf of the Company by Gregory J. Chachas, the Company issued an additional 1,000,000 (post 1-for-10 reverse split adjusted) restricted shares of its common stock to Gregory J. Chachas.

     On September 22, 1999, George G. Chachas purchased 428,395 (post 1-for-10 reverse split adjusted) shares of common stock of the Company from Norman W. Mead, a former officer and director of the Company.

     On September 25, 1999, the Company restated its By-laws in its entirety.

     On November 24, 1999, George G. Chachas and James E. Franklin, resigned as an officers and directors of the Company and Ray Cottrell and David Nielson were appointed to the Board of Directors by the Company's then sole director Gregory
J. Chachas.

     On February 8, 2000 and February 18, 2000, respectively, Mr. Ray Cottrell and David Nielson, resigned as directors of the Company, when Mr. Gregory Chachas became the sole officer and director.

     On April 14, 2001, at the Annual Meeting, the shareholders also approved the amendment to the Articles of Incorporation to effectuate a 1-for-10 reverse split of the outstanding shares of the Common Stock of the Company. All references to common stock have been retroactively restated to reflect the 1-for-10 reverse stock split.

     Also on April 14, 2001, at the Annual Meeting of Shareholders, the shareholders approved a reincorporation in Delaware through a merger of Covingham Capital Corp., a Utah corporation (the "Company"), with and into its wholly owned subsidiary, Covingham Capital Corp., a Delaware corporation ("Covingham Delaware"). The reincorporation became effective on April 20, 2001. and effected only a change in the legal domicile of the Company. It did not result in any change of the name, business, management, employees, fiscal year, assets or liabilities of the Company.

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

     Research and Development Expenses.
     ---------------------------------

     None; not applicable.

     Number of Employees.
     -------------------

     The Company does not have any employees, and did not have any during the fiscal year ended December 31, 2001.

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

ITEM 2.   DESCRIPTION OF PROPERTIES
          -------------------------

     Other than cash in the amount of approximately $1,221.00, as of the date of this report, the Company has no appreciable assets, property or business. Its principal executive office address and telephone number are the business office address and telephone number of its President, Gregory J. Chachas, and are provided at no cost. Because the Company has no business, its activities have been limited to keeping itself in good standing in the State of Utah, and with preparing and maintaining and the Company's required periodic reports under the 1934 Act. These activities have consumed an insignificant amount of management's time; therefore, the costs to Mr. Chachas of providing the use of his office and telephone have been minimal. Accordingly, there is no written lease between the Company and Mr. Chachas and there are no preliminary agreements or understandings with respect to the use of the office facility, either now or in the future.

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

     The sales of an aggregate of 276,620 "unregistered" and "restricted" shares of common stock to the persons named under the caption "Recent Sales of Unregistered Securities," below, were the only sales of any securities of the Company during the past three years. Future sales of any of these securities or any securities of the Company issued in any acquisition, reorganization or merger may have a future adverse effect on any "public market" that may develop in the common stock of the Company. See the caption "Recent Sales of Unregistered Securities" of this Report.

     Holders
     -------

     As of December 31, 2001, there were approximately 140 shareholders of record of the Company's Common Stock.

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

     Also on May 31, 2001, in consideration for consulting services provided Gordon Jones, valued at $1,250, the Company issued 25,000 "unregistered" and "restricted" shares of common stock $0.001 par value, to Gordon Jones.

     Each of these individuals or entities, is a current or former director and executive officer of the Company, or had access to all material information, or an accredited investor regarding the Company prior to the offer or sale of these securities. The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) thereof, and from similar states' securities laws, rules and regulations requiring the offer and sale of securities by available state exemptions from such registration.

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

     Results of Operations.
     ---------------------

     Revenues for the fiscal years ended December 31, 2001 and 2000, were zero.

     During the fiscal year ended December 31, 2001, the Company incurred expenses of $16,012, with total expenses of $8,763 incurred during the fiscal year ended December 31, 2000. $8,750 and $1,000 of these expenses were paid by the issuance of common stock in 2001 and 2000, respectively.

     All of the expenses incurred during 2001 and 2000 were legal and accounting expenses. These expenses were the costs of bringing the Company's audits current and preparing its filings with the various regulatory agencies including the IRS.

     Liquidity and Capital Resources:
     -------------------------------

     The Company estimates that its cash needs for the year ended December 31, 2002 will be approximately $5000. A shareholder has committed to lending the Company up to $25,000 for its operating expenses until it completes a merger or acquisition. If the company identifies a potential merger in 2002 additional borrowings will be necessary to cover due diligence expenses and legal fees. At December 31, 2001 the Company had $1,221 in its bank account and no liabilities.

     The Company recieved $7,000 through the issuance of its common stock in 2000. The Company borrowed $7,500 from a shareholder is 2001. $5,000 of the amount borrowed was converted to common stock in 2001.

ITEM 7.   FINANCIAL STATEMENTS
          --------------------

                          COVINGHAM CAPITAL CORPORATION
                                AND SUBSIDIARIES
                          Audited Financial Statements

                                December 31, 2001

                                                                      Page
                                                                      ----
Independent Auditors' Report ......................................    16
Balance Sheet .....................................................    17
Statements of Operations ..........................................    18
Statements of Stockholders' Equity ................................    19
Statements of Cash Flows ..........................................    22
Notes to the Financial Statement ..................................    23

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Covingham Capital Corporation
(A Development Stage Company)
LaJolla, CA


We have audited the accompanying balance sheet of Covingham Capital Corporation (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and from January 1, 1987 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from inception on January 30, 1986 through December 31, 1986 were audited by other auditors whose report dated May 13, 1987 expressed an unqualified opinion on these statements. The financial statements for the period January 30, 1986 (inception) through December 31, 2001 includes stockholders equity and deficit accumulated during the development stage of $1,589 and $751,134, respectively. Our opinion on the statements of operations, stockholders equity and cash flows for the period January 30, 1986 (inception) through December 31, 2001, insofar as it relates to amounts for prior periods through December 31, 1986, is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Covingham Capital Corporation (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from January 1, 1987 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


HJ  Associates & Consultants, LLP
Salt Lake City, Utah
February 5, 2002

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage company)
                                  Balance Sheet

                                     ASSETS
                                     ------

                                                                 December 31,
                                                                    2001
                                                                 ------------
CURRENT ASSETS
   Cash                                                          $  1,221
                                                                 ------------

     Total Current Assets                                           1,221
                                                                 ------------

     TOTAL ASSETS                                                $  1,221
                                                                 ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accrued interest payable - related party                      $     76
   Note payable - related party                                     2,500
                                                                 ------------

     Total Current Liabilities                                      2,576
                                                                 ------------

     TOTAL LIABILITIES                                              2,576
                                                                 ------------

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 3,974,544 shares issued and outstanding              3,975
   Additional paid-in capital                                     761,816
   Deficit accumulated during the development stage              (767,146)
                                                                 ------------

     Total Stockholders' Equity (Deficit)                          (1,355)
                                                                 ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $  1,221
                                                                 ============

   The accompanying notes are an integral part of these financial statements.

                          COVINGHAM CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Operations


                                                                                             From
                                                                                         Inception on
                                                              For the Years Ended         January 30,
                                                                  December 31,           1986 Through
                                                        ------------------------------    December 31,
                                                             2001            2000            2001
                                                        ------------------------------   -------------
REVENUES                                                $    -           $      -        $     -

EXPENSES

   General and administrative                              16,012           8,763           43,186
                                                        -----------      -----------      ------------
     Total Expenses                                        16,012           8,763           43,186
                                                        -----------      -----------      ------------

   Operating loss before loss from
    discontinued operations                               (16,012)         (8,763)         (43,186)
                                                        -----------      -----------      ------------

   LOSS FROM DISCONTINUED
    OPERATIONS (Note 3)                                      -                  -         (723,960)
                                                        -----------      -----------      ------------

NET LOSS                                                $ (16,012)       $ (8,763)       $(767,146)
                                                        ===========      ===========      ============

BASIC LOSS PER SHARE                                    $   (0.00)       $  (0.00)
                                                        ===========      ===========

BASIC WEIGHTED AVERAGE SHARES                           3,875,160         3,655,615
                                                        ===========      ===========

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

September 21, 1999 Issuance of
   common stock for services and
   expenses paid by officer at $0.01       1,000,000           1,000            9,000         -                   -

September 21, 1999 Issuance of
   common stock for conversion of
   debt at $0.01                              70,000              70              630         -                   -

May 24, 1999 Issuance of
   common stock for cash at
   $0.01 per share                           930,000             930            8,370         -                   -

September 28, 1999 Shares returned
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

June 12, 2000 Issuance of
   common stock for cash at
   $0.10 per share                            50,000              50            4,950         -                   -

June 12, 2000 Issuance of
   common stock for services
   at $0.10 per share                         10,000              10              990         -                   -

October 10, 2000 Issuance of
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

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                                            Deficit
                                                                                                          Accumulated
                                                Common Stock               Additional                     During the
                                        -----------------------------       Paid-in      Subscription     Development
                                           Shares          Amount           Capital       Receivable         Stage
                                        -------------   -------------    -------------   -------------   -------------
Balance, December 31, 2000                 3,697,916    $      3,698     $    748,262    $    -          $        -

 Fractional shares issued                          8               -                -         -                   -

May 31, 2001 Issuance of
   common stock for conversion
   of debt at $0.05 per share                101,620             102            4,979         -                   -

May 31, 2001 Issuance of
   common stock for services
   at $0.05 per share                        100,000             100            4,900         -                   -

May 31, 2001 Issuance of
   common stock for services
   at $0.05 per share                         50,000              50            2,450         -                   -

May 31, 2001 Issuance of
   common stock for services
   at $0.05 per share                         25,000              25            1,225         -                   -

Net loss for the year ended
   December 30, 2001                               -               -                -         -             (16,012)
                                        -------------   -------------    -------------   -------------   -------------
Balance, December 30, 2001                 3,974,544    $      3,975     $    761,816    $    -          $ (767,146)
                                        -------------   -------------    -------------   -------------   -------------


   The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                             From
                                                                                          Inception on
                                                             For the Years Ended          January 30,
                                                                 December 31,             1986 Through
                                                        ------------------------------    December 31,
                                                            2001             2000            2001
                                                        -------------    -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                           $    (16,012)    $     (8,763)   $   (767,146)
   Adjustments to reconcile net loss to net
    cash (used) by operating activities:
   Loss on discontinued operations                                 -                -         558,182
   Common stock issued for services                            8,750            1,000          68,288
  Change in operating assets and liabilities:
   Increase payable                                              157                -             157
                                                        -------------    -------------   -------------

       Net Cash (Used) by Operating Activities                (7,105)          (7,763)       (140,519)
                                                        -------------    -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES                               -                -               -
                                                        -------------    -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from shareholder loan                              7,500                -           7,500
   Common stock issued for cash                                    -            7,000         134,240
                                                        -------------    -------------   -------------

   Net Cash Provided by Financing Activities                   7,500            7,000         141,740
                                                        -------------    -------------   -------------

NET INCREASE (DECREASE) IN CASH                                  395             (763)          1,221

CASH AT BEGINNING  OF PERIOD                                     826            1,589               -
                                                        -------------    -------------   -------------

CASH END OF PERIOD                                      $      1,221     $        826    $      1,221
                                                        -------------    -------------   -------------

CASH PAID FOR:

   Interest                                             $          -     $          -    $          -
   Income taxes                                         $          -     $          -    $          -

SCHEDULE OF NONCASH FINANCING ACTIVITIES:

   Common stock issued for payment of debt              $      5,081     $          -    $      5,781
   Common stock issued for services                     $      8,750     $      1,000    $     68,288


   The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

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

     a. Organization and Business Activities

     The financial statements presented are those of Covingham Capital Corporation (the Company). The Company was incorporated in the State of Utah on January 30, 1986 to engage in any lawful activity but more particularly to assist companies in marketing their goods and services. In February of 2001 the company reincorporated and changed its domicile from the state of Utah to the state of Delaware. The Company is considered a development stage company per SFAS No. 7.

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

     e. Income Taxes

     No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $24,626 at December 31, 2001 will expire by 2021. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e. Income Taxes (Continued)




                                                             For the Years Ended
                                                                 December 31,
                                                        ------------------------------
                                                            2001             2000
                                                        -------------    -------------
     Income tax benefit at statutory rate               $      2,760     $      2,950
     Change in valuation allowance                            (2,760)          (2,950)
                                                        -------------    -------------
                                                        $          -     $          -

     Deferred tax assets (liabilities) are comprised of the following:

                                                             For the Years Ended
                                                                 December 31,
                                                        ------------------------------
                                                            2001             2000
                                                        -------------    -------------
     Income tax benefit at statutory rate               $      9,358     $      6,599
     Change in valuation allowance                            (9,358)          (6,599)
                                                        -------------    -------------
                                                        $          -     $          -


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

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

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

     The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:




                                                             For the Years Ended
                                                                 December 31,
                                                        ------------------------------
                                                            2001             2000
                                                        -------------    -------------
     Net loss (numerator)                               $    (16,012)    $     (8,763)

     Weighted average shares outstanding
     (denominator)                                         3,875,160        3,687,516
                                                        -------------    -------------
     Basic loss per share                               $     (0.00)     $      (0.00)

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

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

NOTE 5 - RELATED PARTY TRANSACTIONS

     From time to time the company borrows funds from its sole officer and director such funds shall not exceed the sum of $25,000. During the year ended December 31, 2001, an officer of the Company loaned $7,500 to the Company. On May 31, 2001, The Company issued 101,620 shares of common stock valued at $0.05 per share for the conversion of $5,081 of debt owed to an officer. At December 31, 2001, the Company owed $2,500 to an officer. The note payable bears interest at 10%, is unsecured and due upon demand. Accrued interest at December 31, 2001 was $76.

     For services as a director and for legal services provided during the year valued at $5,000 the company issued 100,000 restricted shares of common stock at a price of $0.05 per share.

     For services provided a related party received 50,000 restricted shares of common stock valued at $ 2,500 or $0.05 per share. For services provided by a non-related party a total of 25,000 shares of restricted common stock was issued at $0.05 per share or $1,250.

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     SFAS No.'s 141 and 142 - In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No.142 is applied in its entirety, which was September 30, 2001.

     SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations The adoption of this principle had no material effect on the company's consolidated financial statements.

     SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value,

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

     including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill be adjusted to the implied fair value.

     SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain o loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

     SFAS No. 141 - On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and , generally, its provisions are to be applied provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121). "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

     SFAS 144 develops one accounting model (based on the model in SFAS (121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and
     (2) will be eliminated from the ongoing operations of the entity in a disposal transactions.

     While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ----------------------------------------------------------------------

          None; Not applicable

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

     (a)  Identity of Directors and Executive Officers.

     The directors and executive officers of the Company are as follows:

     Name and Address     Age     Position       Term     Served Since
     --------------------------------------------------------------------------
     Gregory J. Chachas   70      President,     1 year   November 24, 1999
                                  Treasurer,              November 24, 1999
                                  Secretary,              November 24, 1999
                                  Director                June 9, 1999

     Each of the persons listed in the above table possesses sole investment power and sole voting power over the shares set forth in the table included in
Item 11.

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

     Gregory J. Chachas, age 70, was appointed as a director of the Company on June 9, 1999. On November 24, 1999, Mr. Chachas was appointed as President, Treasurer, and Secretary of the Company and is currently the sole officer and director.

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

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                   Long Term Compensation
                                                                               -------------------------------
                                      Annual Compensation                      Awards       Payouts
                                      ------------------------------------------------------------------------
                                                                               Securities             All
                                                        Other                  Underlying             Other
                                                        Annual    Restricted   Options/     LTIP      Compen-
Name and                   Year or                      Compen-   Stock        SAR's        Payouts   sation
Principal                  Period     Salary    Bonus   sation)   Awards       (#)          ($)       ($)
Position                   Ended      ($)       ($)     ($)
(a)                        (b)        (c)       (d)     (e)       (f)          (g)          (h)       (i)
--------------------------------------------------------------------------------------------------------------
Gregory J. Chachas(1)      2001       $0        0       0         (1)          0            0         0
President  and Director    2000       $0        0       0         0            0            0         0
                           1999       $0        0       0         (2)          0            0         0
                           1998       $0        0       0         0            0            0         0
                           1997       $0        0       0         0            0            0         0

     ---------------------
     (1) In 2001, 100,000 "unregistered" and "restricted" shares of the Company's common stock were issued to Gregory J. Chachas in consideration of services rendered. See the caption "Business Development," Part I, Item 1 of this Report.

     (2) In 1999, 10,000,000 "unregistered" and "restricted" shares of the Company's common stock were issued to Gregory J. Chachas in consideration of services rendered. See the caption "Business Development," Part I, Item 1 of this Report.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended December 31, 2001. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

     Termination of Employment and Change of Control Arrangements
     ------------------------------------------------------------

          None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners.
          ------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five (5%) percent of the Company's common stock as of December 31, 2001. Each of these persons has sole investment and sole voting power over the shares indicated.

                           Name And
     Title of              Address Of                   Amount of     Percent of
     Class                 Beneficial Owner             Ownership       Class
--------------------------------------------------------------------------------
     Common Stock          Gregory J. Chachas           2,271,620       57.15%
                           174 E. Dorchester Drive
                           Salt Lake City, UT 84103

     (b)  Security Ownership of Management
          --------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 2001. Each of these persons has sole investment and sole voting power over the shares indicated.

                           Name And
     Title of              Address Of                   Amount of     Percent of
     Class                 Beneficial Owner             Ownership       Class
--------------------------------------------------------------------------------
     Common Stock          Gregory J. Chachas           2,271,620       57.15%
                           174 E. Dorchester Drive
                           Salt Lake City, UT 84103

                           All Directors and Officers   2,271,620       57.15%
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

     Gregory J. Chachas, currently the sole officer and director, who is deemed to be an affiliate of the Company, has received an aggregate of 2,271,620 (post-reverse split adjusted) "unregistered" and "restricted" shares in consideration of services rendered and for cash paid to the Company. See the captions "Recent Sales of Unregistered Securities" and "Executive Compensation" of this Report.

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



                                                  COVINGHAM CAPITAL CORP.
                                                  A Utah Corporation

Dated: March 7, 2002                              /S/ Gregory J. Chachas
                                                  ------------------------------
                                                  By:  Gregory J. Chachas
                                                  Its: President and CEO