Form 10KSB/A
period 2001-12-31
COVINGHAM CAPITAL CORP
filed 2002-05-01
CIK 789887

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



                                                  COVINGHAM CAPITAL CORP.
                                                  A Utah Corporation

Dated: May 1, 2002                                /S/ Gregory J. Chachas
                                                  ------------------------------
                                                  By:  Gregory J. Chachas
                                                  Its: President and CEO