Form 10QSB
period 2002-03-31
COVINGHAM CAPITAL CORP
filed 2002-05-07
CIK 789887

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: March 31, 2002; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 2, 2002, there were 4,211,784 post-reverse split adjusted shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and changes in its financial position from inception through March 31, 2002 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

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

                             COVINGHAM CAPITAL CORP.
                         (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------


                                                                   March 31,      December 31,
                                                                     2002            2001
                                                                 -------------   -------------
                                                                 (Unaudited)
CURRENT ASSETS
   Cash                                                          $      1,409    $      1,221
                                                                 -------------   -------------

     Total Current Assets                                               1,409           1,221
                                                                 -------------   -------------

     TOTAL ASSETS                                                $      1,409    $      1,221
                                                                 -------------   -------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accrued interest payable - related party                      $         -     $         76
   Note payable - related party                                            -            2,500
                                                                 -------------   -------------
     Total Current Liabilities                                             -            2,576
                                                                 -------------   -------------
     TOTAL LIABILITIES                                                     -            2,576
                                                                 -------------   -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 50,000,000 shares authorized of
    $0.001 par value, 4,211,784 and 3,974,544 shares
    issued and outstanding                                              4,212           3,975
   Additional paid-in capital                                         773,441         761,816
   Deficit accumulated during the development stage                  (776,244)       (767,146)

     Total Stockholders' Equity (Deficit)                               1,409          (1,355)
                                                                 -------------   -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                           $      1,409    $      1,221
                                                                 =============   =============

   The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                             From
                                                                                          Inception on
                                                                                           January 30,
                                                             For the Three Months Ended   1986 Through
                                                                      March 31,             March 31,
                                                            ------------------------------------------
                                                               2002           2001            2002
                                                            ---------------------------   ------------
REVENUES                                                    $        -     $        -     $        -

EXPENSES

   General and administrative                                     9,098          3,077         52,285
                                                            ------------   ------------   ------------

     Total Expenses                                               9,098          3,077         52,285
                                                            ------------   ------------   ------------

   Operating loss before loss from
    discontinued operations                                      (9,098)        (3,077)       (52,285)
                                                            ------------   ------------   ------------

   LOSS FROM DISCONTINUED
    OPERATIONS (Note 3)                                              -              -        (723,960)
                                                            ------------   ------------   ------------

NET LOSS                                                    $    (9,098)   $    (3,077)   $  (776,244)
                                                            ============   ============   ============

BASIC LOSS PER SHARE                                        $     (0.00)   $     (0.00)
                                                            ============   ============

BASIC WEIGHTED AVERAGE SHARES                                 3,982,452      3,697,916
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

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                            Deficit
                                                                                                          Accumulated
                                                Common Stock               Additional                     During the
                                        -----------------------------       Paid-in      Subscription     Development
                                           Shares          Amount           Capital       Receivable         Stage
                                        -------------   -------------    -------------   -------------   -------------
Balance, December 31, 2000                 3,697,916    $      3,698     $    748,262    $    -          $        -

 Fractional shares issued                          8               -                -         -                   -

May 31, 2001 Issuance of
   common stock for conversion
   of debt at $0.05 per share                101,620             102            4,979         -                   -

May 31, 2001 Issuance of
   common stock for services
   at $0.05 per share                        100,000             100            4,900         -                   -

May 31, 2001 Issuance of
   common stock for services
   at $0.05 per share                         50,000              50            2,450         -                   -

May 31, 2001 Issuance of
   common stock for services
   at $0.05 per share                         25,000              25            1,225         -                   -

Net loss for the year ended
   December 31, 2001                               -               -                -         -             (16,012)
                                        -------------   -------------    -------------   -------------   -------------

Balance, December 31, 2001                 3,974,544           3,975          761,816         -            (767,146)

March 28, 2002 issuance of
 common stock for conversion
 of debt at $0.05 per share
 (unaudited)                                  52,240              52            2,560         -                   -

March 28, 2002 issuance of
 common stock for cash at $0.05
 per share (unaudited)                        60,000              60            2,940         -                   -

March 28, 2002 issuance of
 common stock for services
 at $0.05 per share (unaudited)              125,000             125            6,125         -                   -

Net loss for the three months
 ended March 31, 2002 (unaudited)                  -               -                -         -              (9,098)
                                        -------------   -------------    -------------   -------------   -------------

Balance, March 31, 2002 (unaudited)        4,211,784    $      4,212     $    773,441    $    -          $ (776,244)
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

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                             From
                                                                                          Inception on
                                                                                           January 30,
                                                             For the Three Months Ended   1986 Through
                                                                      March 31,             March 31,
                                                            ------------------------------------------
                                                                2002          2001            2002
                                                            ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                               $    (9,098)   $    (3,077)   $  (776,244)
   Adjustments to reconcile net loss to net
    cash (used) by operating activities:
     Loss on discontinued operations                                  -              -        558,182
     Common stock issued for services                             6,250              -         74,538
   Change in operating assets and liabilities:
     Increase (decrease) in accounts payable                         35              -            193
                                                            ------------   ------------   ------------
       Net Cash (Used) by Operating Activities                   (2,813)        (3,077)      (143,331)
                                                            ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                  -              -              -
                                                            ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from shareholder loan                                     -          5,000          7,500
   Common stock issued for cash                                   3,000              -        137,240
                                                            ------------   ------------   ------------

       Net Cash Provided by Financing Activities                  3,000          5,000        144,740
                                                            ------------   ------------   ------------

NET INCREASE IN CASH                                                187          1,923          1,409

CASH AT BEGINNING OF PERIOD                                       1,222            826              -
                                                            ------------   ------------   ------------

CASH AT END OF PERIOD                                       $     1,409    $     2,749    $     1,409
                                                            ============   ============   ============
CASH PAID FOR:

   Interest                                                 $         -    $         -    $         -
   Income taxes                                             $         -    $         -    $         -

   SCHEDULE OF NONCASH FINANCING ACTIVITIES:

   Common stock issued for payment of debt                  $     2,612    $         -    $     3,312
   Common stock issued for services                         $         -    $         -    $    74,538


   The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2002 and December 31, 2001


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

     In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     Results of Operations
     ---------------------

     Revenues for the three months ended March 31, 2001 and 2002 were zero. The Company had a net loss of $3,077 for the period ending March 31, 2001 compared to $9,098 for the three months ended March 31, 2002. $6,250 of these expenses were paid by the issuance of 125,000 shares of the Company's common stock. All of the Company's expenses related to the legal and accounting costs of keeping the filings current.

     Liquidity and Capital Resources:
     -------------------------------

     During the three months ended March 31, 2002, the Company incurred expenses of $9,088, while receiving $0 in revenues.

     The Company estimates that its cash needs for the year ended December 31, 2002 will be approximately $5,000. A shareholder has committed to lending the Company up to $25,000 for its operating expenses until it completes a merger or acquisition. If the Company identifies a potential merger in 2002 additional borrowings will be necessary to cover due diligence expenses and legal fees. At March 31, 2002, 2002 the Company had $1,409 in its bank account and no liabilities.

     During the three months ended March 31, 2002, the Company recieved $3,000 through the issuance of its common stock for cash. The Company which previously had borrowed $2,500 from a shareholder in 2001, issued 52,240 restricted shares of common stock in the conversion and full satisfaction of the prncipal amount of $2,500 and unpaid accrued interest of $112.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     Recent Sales of Unregistered Securities.
     ---------------------------------------

     On March 28, 2002, in consideration for the capital contribution of $2,612.00 in cash by Gregory J. Chachas, through the conversion of the principal of $2,500 and accrued unpaid interest of $112.00 (from June 29, 2001 the date of the advance through March 28, 2002), on that certain promissory note date February 21, 2001, the Company issued 52,240 "unregistered" and "restricted" shares of common stock 0.001 par value, to Gregory J. Chachas, at the price of five cents ($0.05) per share.

     In Addition, in consideration for the capital contribution of $3,000 in cash by Gregory J. Chachas, the Company issued 60,000 "unregistered" and "restricted" shares of common stock 0.001 par value, to Gregory J. Chachas, at the price of five cents ($0.05) per share.

     Also on March 28, 2002, in consideration for services in edgarizing and transmitting to the SEC, the Company's period reports, provided George G. Chachas, valued at $2,500, the Company issued 50,000 "unregistered" and "restricted" shares of common stock $0.001 par value, to George G. Chachas, at the price of five cents ($0.05) per share.

     Also on March 28, 2002, in consideration for consulting services provided Gordon Jones, valued at $1,250, the Company issued 25,000 "unregistered" and "restricted" shares of common stock $0.001 par value, to Gordon Jones, at the price of five cents ($0.05) per share. .

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


                                             COVINGHAM CAPITAL CORP.


Dated: May 7, 2002                           /s/ Gregory J. Chachas
                                             ----------------------------------
                                             By:  Gregory J. Chachas
                                             Its: President and CEO