Form 10KSB/A
period 2001-12-31
COVINGHAM CAPITAL CORP
filed 2002-06-05
CIK 789887

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-2

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

                           Name And
     Title of              Address Of                   Amount of     Percent of
     Class                 Beneficial Owner             Ownership       Class
--------------------------------------------------------------------------------
     Common Stock          Gregory J. Chachas           2,271,620       57.15%
                           1200 South Bell Avenue
                           Ely, Nevada 89301


     Common Stock          George G. Chachas              463,396       11.66%
                           4180 La Jolla Village Drive
                           Suite 500
                           La Jolla, CA 92037

     (b)  Security Ownership of Management
          --------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 2001. Each of these persons has sole investment and sole voting power over the shares indicated.

                           Name And
     Title of              Address Of                   Amount of     Percent of
     Class                 Beneficial Owner             Ownership       Class
--------------------------------------------------------------------------------
     Common Stock          Gregory J. Chachas           2,271,620       57.15%
                           1200 South Bell Avenue
                           Ely, Nevada 89301

                           All Directors and Officers   2,271,620       57.15%
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



                                                  COVINGHAM CAPITAL CORP.
                                                  A Utah Corporation

Dated: June 4, 2002                               /S/ Gregory J. Chachas
                                                  ------------------------------
                                                  By:  Gregory J. Chachas
                                                  Its: President and CEO