Form 10QSB
period 2002-06-30
COVINGHAM CAPITAL CORP
filed 2002-07-25
CIK 789887

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: June 30, 2002; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 23,  2002,  there were  4,211,784  post-reverse  split  adjusted
shares  of  the  registrant's   Common  Stock,  $0.001  par  value,  issued  and
outstanding.

     Transitional Small Business Disclosure Format. Yes [  ] No [ X ]

     This Form 10-QSB has 14 pages, the Exhibit Index is located at page 13.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations and changes in its financial position from inception through June 30, 2002 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          Index to Financial Statements

                       June 30, 2002 and December 31, 2001
                      ------------------------------------

                                                                          Page
                                                                          ----
Balance Sheets...........................................................  3
Statements of Operations.................................................  4
Statements of Stockholders' Equity.......................................  5
Statements of Cash Flows.................................................  6
Notes to the Financial Statements......................................... 7

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                             COVINGHAM CAPITAL CORP.
                         (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                                   June 30,      December 31,
                                                                     2002            2001
                                                                 -------------   -------------
                                                                 (Unaudited)
CURRENT ASSETS

   Cash                                                         $         606    $      1,221
                                                                -------------    -------------

     Total Current Assets                                                 606           1,221
                                                                -------------    -------------

     TOTAL ASSETS                                               $         606    $      1,221
                                                                =============    =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ---------------------------------------------

CURRENT LIABILITIES

   Accrued interest-related party                               $           -    $         76
   Note payable-related party                                               -           2,500
                                                                -------------    -------------

     Total Current Liabilities                                              -           2,576
                                                                -------------    -------------

     TOTAL LIABILITIES                                                      -           2,576
                                                                -------------    -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 4,211,784 and 3,974,544 shares
    issued and outstanding, respectively                                4,212           3,975
   Additional paid-in capital                                         773,441         761,816
   Deficit accumulated during the development stage                  (777,047)       (767,146)
                                                                --------------   -------------

     Total Stockholders' Equity (Deficit)                                 606          (1,355)
                                                                --------------   -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $         606    $      1,221
                                                                ==============   =============


   The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                For the                     For the               Inception on
                                          Six Months Ended            Three Months Ended           October 9,
                                               June 30,                      June 30,             1968 Through
                                      ---------------------------   ---------------------------     June 30,
                                           2002           2001           2002          2001            2002
                                      ------------   ------------   ------------   ------------   ------------
REVENUES                              $          -   $          -   $          -   $          -   $         -
EXPENSES

  General and administrative                 9,901         13,918            803         10,841        53,087
                                      ------------   ------------   ------------   ------------   -----------

     Total Expenses                          9,901         13,918            803         10,841        53,087
                                      ------------   ------------   ------------   ------------   -----------

  Operating loss before loss from
   continuing operations                    (9,901)       (13,918)          (803)       (10,841)      (53,087)
                                      ------------   ------------   ------------   ------------   -----------

   LOSS FROM DISCONTINUED
    OPERATIONS                                   -              -              -             -       (723,960)        )
                                      ------------   ------------   ------------   ------------   -----------

NET LOSS                              $    (9,901)   $    (13,918)  $       (803)  $    (10,841)  $  (777,047)

                                      ============   ============   ============   ============   ===========

BASIC LOSS PER SHARE                  $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)
                                      ============   ============   ============   ============

BASIC WEIGHTED AVERAGE SHARES            4,097,751      3,743,765      4,211,784     3,743,765
                                      ============   ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                           Deficit
                                                                                          Accumulated
                                                Common Stock               Additional     During the
                                        -----------------------------       Paid-in       Development
                                           Shares          Amount           Capital         Stage
                                        -------------   -------------    -------------   -------------
Balance, December 31, 2000                 3,697,916    $      3,698     $    748,262    $    (751,134)

Fractional shares issued                           8               -                -                -

May 31, 2001 issuance of
 common stock for conversion
 of debt at $0.05 per share                  101,620             102            4,979                -

May 31, 2001 issuance of
 common stock for services
 at $0.05 per share                          100,000             100            4,900                -

May 31, 2001 issuance of
 common stock for services
 at $0.05 per share                           50,000              50            2,450                -

May 31, 2001 issuance of
 common stock for services
 at $0.05 per share                           25,000              25            1,225                -

Net loss for the year ended
 December 31, 2001                                 -               -                -          (16,012)
                                        -------------   -------------    -------------   -------------

Balance, December 31, 2001                 3,974,544           3,975          761,816         (767,146)

March 28, 2002 issuance of
 common stock for conversion
 of debt at $0.05 per share
 (unaudited)                                  52,240              52            2,560                -

March 28, 2002 issuance of
 common stock for cash at $0.05
 per share (unaudited)                        60,000              60            2,940                -

March 28, 2002 issuance of
 common stock for services
 at $0.05 per share (unaudited)              125,000             125            6,125                -

Net loss for the six months
 ended June 30, 2002 (unaudited)                   -               -                -           (9,901)
                                        -------------   -------------    -------------   -------------

Balance, June 30, 2002 (unaudited)         4,211,784    $      4,212     $    773,441    $    (777,047)
                                        =============   =============    =============   =============

   The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                        From
                                                                 For the             Inception on
                                                            Six Months Ended          October 9,
                                                                 June 30,            1968 Through
                                                       ---------------------------     June 30,
                                                           2002           2001           2002
                                                       ------------   ------------   ------------
   Net loss                                            $    (9,901)   $   (13,918)   $  (777,047)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Loss on discontinued operations                             -              -        558,182
     Common stock issued for services                        6,250          8,750         74,538
   Change in operating assets and liabilities:
     Increase in accounts payable                               36                           193
                                                       ------------   ------------   ------------

       Net Cash Used by Operating Activities                 (3,615)       (5,168)      (144,134)
                                                       ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES                              -             -              -
                                                       ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from shareholder loan                                 -         7,581          7,500
   Common stock issued for cash                               3,000             -        137,240
                                                       ------------   ------------   ------------

       Net Cash Provided by Financing Activities              3,000         7,581        144,740
                                                       ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                                (615)        2,413            606

CASH AT BEGINNING  OF PERIOD                                  1,221           826              -
                                                       ------------   ------------   ------------

CASH AT END OF PERIOD                                  $        606   $     3,239    $     3,239
                                                       ============   ============   ============

CASH PAID FOR:

   Interest                                            $          -   $         -    $         -
   Income taxes                                        $          -   $         -    $         -

   SCHEDULE OF NONCASH FINANCING ACTIVITIES:

   Common stock issued for payment of debt             $      2,612   $     5,081    $     5,781
   Common stock issued for services                    $      6,250   $     8,750    $    74,538


   The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

     Results of Operations
     ---------------------

     Revenues for the six months ended June 30, 2002 and 2001 were zero. The Company had a net loss of $9,901 for the period ending June 30, 2002 compared to $13,918 for the six months ended June 30, 2001. $6,250 of these expenses were paid by the issuance of 125,000 shares of the Company's common stock. All of the Company's expenses related to the legal and accounting costs of keeping the filings current.

     Liquidity and Capital Resources:
     -------------------------------

     During the six months ended June 30, 2002, the Company incurred expenses of $9,901, while receiving $0 in revenues.

     The Company estimates that its cash needs for the remainder of the year ended December 31, 2002 will be approximately $5,000. A shareholder has committed to lending the Company up to $25,000 for its operating expenses until it completes a merger or acquisition. If the Company identifies a potential merger in 2002 additional borrowings will be necessary to cover due diligence expenses and legal fees. At June 30, 2002 the Company had $606 in its bank account and no liabilities.


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


                                             COVINGHAM CAPITAL CORP.


Dated: July 25, 2002                         /s/ Gregory J. Chachas
                                             ----------------------------------
                                             By:  Gregory J. Chachas
                                             Its: President and CEO