Form 10QSB
period 2002-09-30
COVINGHAM CAPITAL CORP
filed 2002-10-22
CIK 789887

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: September 30, 2002; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 15, 2002,  there were 4,351,784  post-reverse  split adjusted
shares  of  the  registrant's   Common  Stock,  $0.001  par  value,  issued  and
outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations and changes in its financial position from inception through September 30, 2002 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          Index to Financial Statements

                    September 30, 2002 and December 31, 2001
                   -------------------------------------------

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

                             COVINGHAM CAPITAL CORP.
                         (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                                 September 30,    December 31,
                                                                     2002            2001
                                                                 -------------   -------------
                                                                 (Unaudited)
CURRENT ASSETS

   Cash                                                        $      1,706     $      1,221
                                                               -------------    -------------

     Total Current Assets                                             1,706            1,221
                                                               -------------    -------------

     TOTAL ASSETS                                              $      1,706     $      1,221
                                                               =============    =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accrued interest-related party                              $          -     $         76
   Note payable-related party                                             -            2,500
                                                               -------------    -------------

     Total Current Liabilities                                            -            2,576
                                                               -------------    -------------

     TOTAL LIABILITIES                                                    -            2,576
                                                               -------------    -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 4,351,784 and 3,974,544 shares
    issued and outstanding, respectively                              4,352            3,975
   Additional paid-in capital                                       780,301          761,816
   Deficit accumulated during the development stage                (782,947)        (767,146)
                                                               -------------    -------------

     Total Stockholders' Equity (Deficit)                             1,706           (1,355)
                                                               -------------    -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                               $      1,706     $      1,221
                                                               =============    =============

     The accompanying notes are an integral part of these financial statements.

                            COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                                                  From
                                                                                                              Inception on
                                                 For the                            For the                    October 9,
                                            Nine Months Ended                 Three Months Ended              1968 Through
                                                September 30,                    September 30,                September 30,
                                      ---------------------------------  -------------------------------    ------------------
                                          2002                2001             2002           2001                 2002
                                      ---------------  ----------------  --------------  ---------------    ------------------
REVENUES                              $          -     $             -    $         -     $            -    $           -
EXPENSES

General and administrative                     15,801            15,138           5,900            1,220               58,987
                                      ---------------  ----------------  --------------  ---------------    ------------------

  Total Expenses                               15,801            15,138           5,900            1,220               58,987
                                      ---------------  ----------------  --------------  ---------------    ------------------

Operating loss before loss from
 discontinued operations                      (15,801)          (15,138)         (5,900)          (1,220)             (58,987)
                                      ---------------  ----------------  --------------  ---------------    ------------------

LOSS FROM DISCONTINUED
 OPERATIONS                                        -                 -               -                -              (723,960)
                                      ---------------  ----------------  --------------  ---------------    ------------------

NET LOSS                              $      (15,801)  $       (15,138)  $      (5,900)  $       (1,220)    $        (782,947)
                                      ===============  ================  ==============  ===============    ==================


BASIC LOSS PER SHARE                  $        (0.00)  $         (0.00)  $       (0.00)  $        (0.00)
                                      ===============  ================  ==============  ===============

BASIC WEIGHTED AVERAGE SHARES              4,153,616         3,698,832       4,263,523        3,698,832
                                      ===============  ================  ==============  ===============


     The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                           Deficit
                                                                                          Accumulated
                                                Common Stock               Additional     During the
                                        -----------------------------       Paid-in       Development
                                           Shares          Amount           Capital         Stage
                                        -------------   -------------    -------------   -------------
Balance, December 31, 2000                 3,697,916    $      3,698     $    748,262    $    (751,134)

Fractional shares issued                           8               -                -                -

May 31, 2001 issuance of
 common stock for conversion
 of debt at $0.05 per share                  101,620             102            4,979                -

May 31, 2001 issuance of
 common stock for services
 at $0.05 per share                          100,000             100            4,900                -

May 31, 2001 issuance of
 common stock for services
 at $0.05 per share                           50,000              50            2,450                -

May 31, 2001 issuance of
 common stock for services
 at $0.05 per share                           25,000              25            1,225                -

Net loss for the year ended
 December 31, 2001                                 -               -                -          (16,012)
                                        -------------   -------------    -------------   -------------

Balance, December 31, 2001                 3,974,544           3,975          761,816         (767,146)

March 28, 2002 issuance of
 common stock for conversion
 of debt at $0.05 per share
 (unaudited)                                  52,240              52            2,560                -

March 28, 2002 issuance of
 common stock for cash at $0.05
 per share (unaudited)                        60,000              60            2,940                -

March 28, 2002 issuance of
 common stock for services
 at $0.05 per share (unaudited)              125,000             125            6,125                -


August 27, 2002 issuance of
 common stock for cash at
 $0.05 per share (unaudited)                  40,000              40            1,960                -

August 27, 2002 issuance of
 common stock for services at
 $0.05 per share (unaudited)                 100,000             100            4,900                -

Net loss for the nine months
 ended September 30, 2002
 (unaudited)                                       -               -                -          (15,801)
                                        -------------   -------------    -------------   -------------

Balance, September 30, 2002
 (unaudited)                               4,351,784    $      4,352     $    780,301    $    (782,947)
                                        =============   =============    =============   ==============


     The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                        From
                                                                 For the             Inception on
                                                            Nine Months Ended          October 9,
                                                               September 30,         1968 Through
                                                       ---------------------------   September 30,
                                                           2002           2001           2002
                                                       ------------   ------------   ------------
   Net loss                                            $   (15,801)   $   (15,138)   $  (782,947)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Loss on discontinued operations                             -              -        558,182
     Common stock issued for services                       11,250          8,750         79,538
   Change in operating assets and liabilities:
     Increase in accounts payable                               36              -            193
                                                       ------------   ------------   ------------

       Net Cash Used by Operating Activities                (4,515)        (6,388)      (145,034)
                                                       ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES                             -              -              -
                                                       ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from shareholder loan                                -          7,581          7,500
   Common stock issued for cash                              5,000              -        139,240
                                                       ------------   ------------   ------------

       Net Cash Provided by Financing Activities             5,000          7,581        146,740
                                                       ------------   ------------   ------------

NET INCREASE IN CASH                                           485          1,193          1,706

CASH AT BEGINNING OF PERIOD                                  1,221            826              -
                                                       ------------   ------------   ------------

CASH AT END OF PERIOD                                  $     1,706    $     2,019    $     1,706
                                                       ============   ============   ============

CASH PAID FOR:

   Interest                                            $         -    $         -    $         -
   Income taxes                                        $         -    $         -    $         -


   SCHEDULE OF NONCASH FINANCING ACTIVITIES:

   Common stock issued for payment of debt             $     2,612    $     5,081    $     8,393
   Common stock issued for services                    $    11,250    $     8,750    $    79,538


     The accompanying notes are an integral part of these financial statements.

                             COVINGHAM CAPITAL CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

     Results of Operations
     ---------------------

     Revenues for the nine months ended September 30, 2002 and 2001 were zero. The Company had a net loss of $15,801 for the nine month period ending September 30, 2002 compared to $15,138 for the nine months ended September 30, 2001. $11,250 and 8,750 of these expenses were paid by the issuance of 225,000 and 175,000 shares of the Company's common stock, respectively. All of the Company's expenses related to the legal and accounting costs of keeping the filings current.

     Liquidity and Capital Resources:
     -------------------------------

     During the nine months ended September 30, 2002, the Company incurred expenses of $15,801, while receiving $0 in revenues.

     The Company estimates that its cash needs for the remainder of the year ended December 31, 2002 will be approximately $2,000. A shareholder has committed to lending the Company up to $25,000 for its operating expenses until it completes a merger or acquisition. If the Company identifies a potential merger in 2002 additional borrowings will be necessary to cover due diligence expenses and legal fees. At September 30, 2002 the Company had $1,706 in its bank account and no liabilities.


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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     Recent Sales of Unregistered Securities.
     ---------------------------------------

     On August 27, 2002, in consideration for the capital contribution of $2,000 in cash by Gregory J. Chachas, the Company issued 40,000 "unregistered" and "restricted" shares of common stock 0.001 par value, to Gregory J. Chachas, at the price of five cents ($0.05) per share.

     In Addition, also on August 27, 2002, in consideration for services as a director and officer of the corproation the Company issued 100,000
"unregistered" and "restricted" shares of common stock 0.001 par value, to Gregory J. Chachas, at the price of five cents ($0.05) per share.

     Mr. Chachas is a current director and executive officer of the Company and had access to all material information, or an accredited investor regarding the Company prior to the offer or sale of these securities. The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) thereof, and from similar states' securities laws, rules and regulations requiring the offer and sale of securities by available state exemptions from such registration.

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


                                             COVINGHAM CAPITAL CORP.


Dated: October 18, 2002                      /s/ Gregory J. Chachas
                                             ----------------------------------
                                             By:  Gregory J. Chachas
                                             Its: President and CEO