Form 10KSB
period 2002-09-30
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2003-01-13
CIK 789887

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months ended: SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to ____

                        Commission File Number: 33-3378-D

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                       (FORMERLY COVINGHAM CAPITAL CORP.)
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                                51-0401125
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   5922-B FARNSWORTH COURT, CARLSBAD, CA 92008
               (Address of principal executive offices) (Zip Code)

                                 (760) 918-1860
              (Registrant's telephone number, including area code)


         Securities Company pursuant to Section 12(b) of the Act:      None

         Securities registered pursuant to Section 12(g) of the Act:   None

         Check whether the issuer: (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the nine months ended September 30, 2002 were $0.00.

         As of December 31, 2002, there are approximately 1,395,748 shares of common voting stock of the Company held by non-affiliates. The Company's stock is not quoted and there is no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.001 par value per share.

         As of December 31, 2002, there were 15,683,004 shares of the Company's Common Stock outstanding. Documents Incorporated by Reference: See Exhibit List.

         Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.

                                   FORM 10-KSB

                    For Nine Months Ended September 30, 2002

                                                                            Page
                                                                            ----
                                     PART I
                                     ------

Item 1.  Description of Business.............................................. 3

Item 2.  Description of Properties............................................16

Item 3.  Legal Proceedings ...................................................16

Item 4.  Submission of Matters to a Vote of Security Holders .................17

                                     PART II
                                     -------

Item 5.  Market for Common Equity and Related Stockholder Matters.............17

Item 6.  Management Discussion and Analysis or Plan of Operation .............19

Item 7.  Financial Statements ...............................................F-1

Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosures ...........................................22

                                    PART III
                                    --------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ...................22

Item 10. Executive Compensation ..............................................24

Item 11. Security Ownership of Certain Beneficial Owners and Management.......25

Item 12. Certain Relationships and Related Transactions ......................26

Item 13. Controls and Procedures..............................................27

Item 14. Exhibits and Reports on Form 8-K ....................................28

Signatures ...................................................................29

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

         (a)      GENERAL DEVELOPMENT OF BUSINESS.
                  --------------------------------

         Sub Surface Waste Management of Delaware, Inc. (the "Company") was organized under the laws of the State of Utah on January 30, 1986, as Covingham Capital Corporation, to engage in any lawful business. The Company filed a Registration Statement of Form S-18 with the Securities and Exchange Commission which became effective on November 10, 1986. Pursuant to such Registration Statement and the Prospectus, the Company offered to the public a maximum of 6,000,000 shares and a minimum of 2,000,000 shares of its common stock at $0.05 per share. The offering closed with the minimum number of shares having been sold.

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

         In February 1998, Lance Bingham and Kenneth D. Murri resigned as officers and directors of the Company leaving Norman W. Mead as the sole office and director. Mr. Mead appointed George G. Chachas as a director and Vice President.

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

         On November 24, 1999, George G. Chachas and James E. Franklin, resigned as officers and directors of the Company and Ray Cottrell and David Nielson were appointed to the Board of Directors by the Company's then sole director Gregory
J. Chachas.

         On February 8, 2000 and February 18, 2000, respectively, Mr. Ray Cottrell and David Nielson, resigned as directors of the Company, when Mr. Gregory Chachas became the sole officer & director.

         On April 14, 2002, at the Annual Meeting, the shareholders approved a reincorporation in Delaware through a merger of Covingham Capital Corp., a Utah Corporation (the "Company") with and into its wholly owned subsidiary, Covingham Capital Corp., a Delaware corporation ("Covingham Delaware") . The reincorporation became effective on April 20, 2002, and effected only a change in the legal domicile of the Company. It did not result in any change of the name, business, management, employees, fiscal year assets or liabilities of the Company.

         On October 21, 2002, Gregory J. Chachas, the sole officer and director of the Corporation entered into an agreement to sell 2,100,000 of the 2,573,800 shares he owned to USM Capital Group, Inc. In continued efforts to locate an acquisition or merger candidate, the Company also entered into a consulting agreement with Sol Tech Corporation whereby the Company issued 800,000 shares of restricted common stock at the price of $0.05 per share. The result was that Sub Surface Waste Management of Delaware, Inc., became a 56.3% owned subsidiary of U.S. Microbics, Inc., the parent Company of both USM Capital Group, Inc., and Sol Tech Corporation.

         On October 24, 2002, Robert Brehm was appointed by the Board of Directors as the sole director of the Company and Gregory J Chachas resigned as an officer and director.

         On December 5, 2002, the Company filed a Form S-8 to register 500,000 shares of common stock to be issued at $0.10 per share as part of the Employee Stock Incentive Plan for the year ended 2002 and the Non-employee Directors and Consultants Retainer Stock Plan for the year 2002. Subsequent to September 30, 2002, the Company issued all of the shares for services valued at $50,000.

         On December 10, 2002, the Board of Directors authorized a change in the Company's Articles of Incorporation to change from a fiscal period ending on December 31 to September 30. Also, the Articles of Incorporation were amended to changed the Company's name to Sub Surface Waste Management of Delaware, Inc. and is now authorized to issue 300,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.

         On December 13, 2002, the Company entered into a Capital Stock Exchange Agreement with the stockholders of Sub Surface Waste Management, Inc. ("SSWM Stockholders"). The SSWM Stockholders include the owners of all shares of the issued and outstanding common stock of SSWM and holders of options to purchase the Series A preferred stock of SSWM. The SSWM Stockholders agree to transfer 10,744,000 shares of SSWM common stock and 5,360,000 shares of SSWM preferred stock in exchange for 10,744,000 shares of the Company's common stock and 5,360,000 shares of the Company's preferred stock. Additionally, the SSWM holders of options to purchase Series A preferred stock of SSWM will exchange their options for options to purchase the Series A preferred stock of the Company.

         On December 13, 2002 with the Capital Stock Exchange Agreement with the shareholders of Sub Surface Waste Management Inc., ("SSWM") became a wholly owned subsidiary of the Company. SSWM has become the operating business entity which the Company has been seeking over the past several years.

         On December 16, 2002, Robert C. Brehm resigned as President of the Company. On that same date Bruce S. Beattie was elected as President and Chief Executive Officer of the Company.


         (b)      NARRATIVE DESCRIPTION OF BUSINESS.
                  ----------------------------------

         SSWM's business is to combine engineering services, engineer and execute ex-situ soil remediation projects using the BIO-RAPTOR(TM) technology for all manner of hydrocarbon treatment and install and operate groundwater and in-situ soil remediation systems it designs, installs and operates to remediate all hydrocarbons. Treatment may be in-situ (in-ground), using wells and subsurface injection/extraction points to administer the Company's proprietary microbial blends for bioremediation of various waste streams. The Company also provides ex-situ (above ground) treatment services using its Bio-Raptor(TM) system in conjunction with its proprietary microbial blends, providing direct technical engineering consultation as needed. The Company's products consist of unique collections of microbial cultures developed over a thirty-year period. The Company has cultured specific microbial blends to address specific identified wastes. The Company's in-house technicians work with assigned Project Engineers to develop a site-specific engineered-remedial solution that will meet or exceed regulatory agency requirements.

Some of the past uses of the Company's products and processes include, but are not limited to, the following:

         o in-situ bioremediation of underground contaminants in soil and/or groundwater;
         o        ex-situ bioremediation of contaminants;
         o        Regeneration of spent granular activated carbons;
         o On-site treatment systems for the reactivation of Granular Activated Carbon.

The Company's remediation technologies, including those currently being developed, meet the requirements of the various industries as well as the EPA provisions for application of naturally occurring and non-genetically modified microbes. Management believes that the Company's products and supporting engineering services are superior to existing technologies and technology providers in terms of energy efficiency, ease of manufacturing, breadth of usefulness and cost. The Company's microbial products have received approval as "relatively safe" from the U.S. Department of Agriculture, its highest rating.

Product/Service Profile

The SSWM BIO-RAPTOR(TM) is a patented bioremediation shredder, sprayer and conveyor system for the cleanup of hydrocarbon contaminated soils. It treats soil contamination on-site, reducing costs, increasing material treatment surface area and aeration, reducing retention time, and lowering potential liability through on-site treatment and the elimination of risks relating to contaminant transportation and site downtime. The BIO-RAPTOR(TM) consists of the Microbial Application System(TM) (MAS) which is comprised of the sprayer, pump and activation system, and a separate shredder and conveyor system. The MAS can be adapted to existing shredder/conveyor systems of prospective customers.

In addition to the above ground BIO-RAPTOR(TM) process, SSWM offers in-situ treatment for hydrocarbon, including MTBE, reduction, a process that does not require soil excavation, and a patent pending application for the reactivation of spent granular activated carbon. The in-situ and BIO-RAPTOR(TM) processes for waste decomposition use non-genetically-engineered blends of naturally-occurring microbes, which are effective in hard-to-reach contaminated areas and/or environmentally sensitive locations.

Customer Profile

SSWM deploys and licenses its technology and sells its products to customers that utilized the Microbial Technology in the bioremediation and water treatment industries. SSWM believes that many customers require natural Pay-for-Performance solutions for "better-faster-cheaper-safer treatment. The Company's representative clients include, UNOCAL, BARMAC (Brown & Root, McDermott), BP-ARCO, Chevron, Allied Waste Company, American Industrial Manufacturing Services (Denso North America), Attorneys Pepper Hamilton, LLP,

Caratron Industries, Inc., Horsehead Industries. Signal Hill Petroleum, Global Solutions, Inc. & Fletcher Oil Co., LLC, Hopkins Real Estate Group, The Arthur Pearlman Group, Applied Technical Solutions, ATC Associates, Enviro-Sciences and S&ME Consulting Engineers, ISE (InSinkErator), City of Chula Vista, CA, MFG/Tetra Tech, Grupo Protexa de Mexico, and the South Carolina Department of Health & Environmental Control.


Sales and Marketing

SSWM believes that it is well positioned to exploit numerous market opportunities through the deployment of a Pay-for-Performance engineered solutions utilizing the Microbial Technology as a replacement for conventional technology only offered on a time and materials, no guaranteed results basis.

Marketing Plan

SSWM's marketing plan employs several strategies:

         DIRECT SALES BY SSWM EMPLOYEES. SSWM marketing personnel have identified, contacted and shipped products to U.S.-based companies in the oil refining, waste treatment, and hospitality industries. SSWM sells a technology-licensing package to interested companies, using exclusive and non-exclusive agreements depending upon the technology and geographic area licensed.

         INDEPENDENT LICENSEES/AGENTS. Independent licensees specialize in specific vertical geographical markets where products based on the Microbial Technology augment existing distributed products. As an additional revenue source, U.S. Microbics may distribute the products based on the Microbial Technology under territory licenses and sell them at wholesale to distributors.

Market Opportunities

SSWM plans to build sales both geographically and along product lines through two strategies. First, SSWM plans to generate sales of its proposed products and services based on the Microbial Technology in as many countries and product lines as possible. Second, U.S. Microbics intends to develop additional technologies for niche markets based on its existing technology and market such technologies to existing and new customers.

Key Benefits

SSWM intends to add additional profitable niche opportunities for various companies in the bioremediation, petroleum production, hazardous/toxic waste reduction, municipal waste, and landfill mitigation markets. SSWM believes that the key benefits of its products and services based on the Microbial Technology include:

         o proprietary mass production techniques that can be used in third world countries;
         o        high "bug density count" offering efficient products;
         o        unique microbial cultures developed over multiple years;
         o utilization of naturally occurring, non-genetically engineered bacteria;
         o environmentally friendly products and services that meet governmental standards and are easy to apply;

         o        efficient results at affordable prices;
         o        ease of shipment using regular carriers;
         o potential for on-site growth of products for special applications;
         o        applications of products by low skilled workers; and
         o        protected market opportunities through patent protection.

SSWM believes that the foregoing benefits affect significantly replacement, retrofit and new applications in its identified markets. In addition, if new applications in prospective markets become economically feasible, then SSWM will offer these applications to companies that wish to exploit such opportunities. SSWM believes that the products and services based on the Microbial Technology and a Pay-for-Performance concept, when licensed and offered by SSWM, will combine well with recent technological developments that have focused on better-quicker-cheaper-safer applications that are environmentally friendly and have high profit potentials.

The Company believes that its operations currently comply in all material respects, with applicable federal, state and local laws, rules, regulations and ordinances regarding the discharge of materials into the environment. We do not believe that maintaining such compliance will have a material impact on its capital expenditures, future earnings and competitive position. No material capital expenditures for environmental control facilities presently are planned. Although the environmental technology opportunities are numerous and U.S. Microbics has shipped products and has licensed its technology, the ability to finance, build and profitably manufacture the microbial blends has not yet been achieved. U.S. Microbics' failure to operate such a plant in a profitable manner could materially affect the financial results and the amount of capital required to operate the business in the future.

Government Approvals

SSWM is not aware of any additional government approvals that are needed for its products or services other than permits associated with the use of the BIO-RAPTOR(TM) or remediation projects on a specific site. These permits may include a conditional use permit, to compost or treat contaminated soil, and permits for water usage, air quality, and toxic substances to be treated. The lead-time for permits can vary from several weeks to a year or more depending on site-specific circumstances.

         NUMBER OF EMPLOYEES.
         --------------------

The Company did not have any employees during the nine months ended September 30, 2002.


                                  RISK FACTORS

AN INVESTMENT IN THE COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "PLAN," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD REVIEW CAREFULLY VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET BELOW AND IN THE COMPANY'S OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

RISK OF PENNY STOCK.

         It is planned that within the next 90 days the Company's common stock will be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

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

NO MARKET FOR COMMON STOCK.

         There has never been any established "public market" for shares of common stock of the Company. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"); however, management does not expect any public market to develop until such listing is approved by the NASD. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by the shareholders named under the caption "Recent Sales of Unregistered Securities," below, may have a substantial adverse impact on any such public market.

OUR ABILITY TO CONTINUE OPERATIONS IS DEPENDENT ON A NUMBER OF FACTORS.

         Sub Surface Waste Management of Delaware, Inc. is a startup company with a business plan based on microbial technology, engineering application expertise and five years of operating experience. We have experienced annual operating losses and negative operating cash flow since our changeover to an environmental biotechnology firm in 1997.

         Accordingly, there can be no assurance that we will successfully commercialize any products and services based on microbial technology or manage the related manufacturing, marketing, sales, licensing and customer support operations in a profitable manner. In particular, our prospects must be considered in light of the problems, delays, expenses and difficulties encountered by any company in the startup stage, many of which may be beyond our control. These problems, delays, expenses and difficulties include unanticipated problems relating to product development and formulation, testing, quality control, production, inventory management, sales and marketing and additional costs and competition, any of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our products and services, can be successfully marketed or that we will ever achieve significant revenues or profitable operations.

         Our ability to become profitable will depend on a variety of factors, including the following:

         o        price, volume and timing of product sales;
         o variations in gross margins on our products, which may be affected by the sales mix and competitive pricing pressures;
         o regulatory approvals for using our bioremediation products, including permits for treatment sites, water quality permits, air quality permits, and other permits as required by particular jurisdictions;
         o changes in our levels of research and development, including the timing of any demonstration projects for regulatory approval; and
         o        acquisitions of products, technology or companies; and
         o        our ability to obtain performance bonding when required.

         Our long-term success also will be affected by expenses, difficulties and/or delays encountered in developing and selling microbial technology, competition, and the often burdensome environmental regulations associated with permitting hydrocarbon remediation sites.

WE WILL NEED ADDITIONAL FINANCING TO FULLY IMPLEMENT OUR BUSINESS PLAN, AND WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN OBTAINING SUCH FINANCING OR IN CONTINUING OUR OPERATIONS.

         Since August 1997, we have focused our efforts on developing our business in the environmental biotechnology sector. We will need to raise additional capital to implement fully our business plan and continue to establish adequate manufacturing, marketing, sales, licensing and customer support operations. There can be no assurance that additional public or private financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to our stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

OUR TECHNOLOGY HAS NOT GAINED FULL MARKET ACCEPTANCE, AND WE CANNOT ASSURE YOU THAT IT EVER WILL.

         Our Microbial technology has not been fully utilized in any particular market. Market acceptance of our products and services will depend in large part upon our ability to demonstrate the technical and operational advantages and cost effectiveness of our products and services as compared to alternative, competing products and services, and our ability to train customers concerning the proper use and application of our products. There can be no assurance that our products and services will achieve a level of market acceptance that will be profitable for us.

         Due to lack of market acceptance and other factors, we may not be able to distribute our products through the retail channel via strategic relationships with existing distributors and joint ventures enacted for domestic and international business.

WE MAY BE SUBJECT TO FUTURE ENVIRONMENTAL LIABILITIES THAT COULD AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

         We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We currently maintain a supply of several hazardous materials at our facilities. While we currently meet these environmental requirements, there is no assurance that future laws and regulations will not impose significant compliance costs. If there is an accident, we could be held liable for any damages that result and the liability could exceed our resources. In addition, the use of our BIO-RAPTOR(TM) requires permits to treat contaminated soil. Permit issues may delay the implementation and installation of our products, including the BIO-RAPTOR(TM) .

IF WE ARE UNABLE TO MANAGE FUTURE GROWTH, OUR BUSINESS MAY BE NEGATIVELY
AFFECTED.

         We are continuing to pursue a strategy of rapid growth, and plan to expand significantly our manufacturing capability and devote substantial resources to our marketing, sales, administrative, operational, financial and other systems and resources. Such expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures. Accordingly, our performance and profitability will depend on the ability of our officers and key employees to:

         o manage our business and our subsidiaries as a cohesive enterprise;
         o manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures;
         o add internal capacity, facilities and third-party sourcing arrangements as and when needed;
         o        maintain service quality controls; and
         o attract, train, retain, motivate and manage effectively our employees.

         There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations.

         In addition, we may incur substantial expenses identifying, investigating and developing appropriate products and services based on microbial technology in the global environmental, manufacturing, agricultural, natural resource and other potential markets. There can be no assurance that any expenditures incurred in identifying, investigating and developing such products and services will ever be recouped.

WE MAY FACE STRONG COMPETITION FROM LARGER, ESTABLISHED COMPANIES.

         We likely will face intense competition from other environmental companies, virtually all of which can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources, R&D facilities and manufacturing and marketing experience than the Company. There can be no assurance that developments by our current or potential competitors will not render our proposed products or services obsolete.

         In addition, we expect to face additional competition from new entrants into our targeted industry segments. As the demand for products and services based on microbial technology grows and new markets are exploited, we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and services.

         Although we believe that we have certain technical advantages over certain of our competitors, including, without limitation, the development of technological innovations that will make the BIO-RAPTOR(TM) and the use of our microbial blends more economical and efficient than other bioremediation methods, maintaining such advantages will require a continued high level of investment by U.S. Microbics in R&D, marketing, sales and customer support. We may not have sufficient resources to maintain our R&D, marketing, sales and customer support efforts on a competitive basis. Additionally, we may not be able to make the technological advances necessary to maintain a competitive advantage with respect to our products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology and reduced operating margins, any of which could materially and adversely affect our business, financial condition and results of operations.

WE MAY BE SUBJECT TO FUTURE PRODUCT LIABILITY CLAIMS, WHICH MAY REQUIRE US TO PAY MONEY TO THE CLAIMANT.

         The development, marketing, sale and/or licensing of products based on microbial technology entail liability risks in the event of product failure or claim of harm caused by product operation. While we offer to contract with our potential customers on a pay for performance basis, and we are not aware of any claim against us based upon the use or failure of our products, end users of any of our proposed products and services could assert claims against us. Although we maintain product liability insurance against any such claims, there can be no assurance that such insurance will be sufficient to cover all potential liabilities, or that we will be able to continue to obtain insurance coverage in an amount that we believe to be adequate. If there is a successful suit against us, lack or insufficiency of insurance coverage would have a material adverse effect on our business, financial condition and results of operations.

OUR ABILITY TO MANUFACTURE OUR PRODUCTS MAY BE LIMITED, WHICH WOULD ADVERSELY EFFECT OUR BUSINESS AND FINANCIAL CONDITIONS.

         Our future performance will depend to a substantial degree upon our ability to manufacture, market and deliver the products and services based on microbial technology in an efficient and profitable manner. In this regard, we have leased production facilities for our microbial products operation, and have partially implemented our manufacturing operations at the facility. However, we have limited experience in maintaining a facility that will manufacture our products in the quantities required for profitable operations. Accordingly, there can be no assurance that:

         o we will be able to increase the capacity of the manufacturing facility in a timely manner;
         o the cost of increasing the capacity of the facility will not exceed management's current estimates;
         o the facility's capacity will not exceed the demand for our products; or
         o such additional capacity will achieve satisfactory levels of manufacturing efficiency in a timely manner or at a level of quality control that meets competitive demands.

         In addition, the implementation of our manufacturing operations at the facility presents risks that, singly or in any combination, could have a material adverse effect on our business, financial condition and results of operations. These risks include, but are not limited to:

         o production delays associated with products based on the microbial technology;
         o unavailability of required capital equipment and qualified personnel;
         o raw material shortages, higher-than-expected overhead or operational costs;
         o        lack of sufficient quality control over the products;

         In addition, our development of our internal manufacturing capacity will depend in large part on our ability to raise sufficient capital for this purpose. We may not be able to develop adequate manufacturing capacity or raise sufficient capital, the failure of either of which could have a material adverse effect on our business, financial condition, results of operations and possibly on our relationships with our customers. We may consider third-party outsourcing arrangements for the manufacture and supply of certain products during the period in which we expand our internal manufacturing capacity. These outsourcing arrangements are subject to various risks, including, without limitation, production delays or interruptions, inferior product quality, misappropriation of trade secrets and lower profit margins.

OUR SUCCESS DEPENDS IN LARGE PART ON OUR ABILITY TO ATTRACT AND RETAIN KEY EMPLOYEES AND MANAGEMENT.

         Our success and execution of our business strategy will depend significantly upon the continuing contributions of, and on our ability to attract, train and retain qualified management, marketing, sales, operational, production, administrative and technical personnel. In this regard, we are particularly dependent upon the services of Bruce S. Beattie, our President and Chief Executive and Behzad Mirzayi, Executive Vice President of our wholly owned subsidiary, Sub Surface Waste Management. The loss of the services of one or more of our key employees and the failure to attract, train and retain additional qualified personnel in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

OUR RESULTS OF OPERATIONS MAY HIGHLY FLUCTUATE FROM QUARTER TO QUARTER AS WE CONTINUE TO GROW, THEREFORE YOU CANNOT USE THESE RESULTS TO PREDICT HOW WE MAY PERFORM IN THE FUTURE.

         As a result of our limited operating history, we do not have historical financial data for a significant number of periods in which to base our planned operating expenses. In addition our revenues have not meet our expectations. Our expense levels are based in part on our projections as to future revenues that are expected to increase. It is anticipated that as we mature, our sales and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, among others:

         o        the volume, timing of, and ability to fulfill customer orders;
         o        the demand for our products and services;
         o the number, timing and significance of product enhancements and new product introductions by us and our competitors;
         o changes in the pricing policies by U.S. Microbics or our competitors;
         o        changes in the level of operating expenses;
         o expenses incurred in connection with our plans to fund greater levels of sales and marketing activities and operations, develop new distribution channels, broaden our customer support capabilities and continue our R&D activities;
         o        personnel changes;
         o        product defects and other product or service quality problems;
                  and
         o general domestic and international legal, economic and political conditions.

         Any unfavorable changes in these or other factors could have a material adverse effect on our business, financial condition and results of operation.

IF WE ARE UNABLE TO KEEP UP WITH TECHNOLOGICAL DEVELOPMENTS, OUR BUSINESS COULD BE NEGATIVELY AFFECTED.

         The markets for our products and services based on microbial technology are generally characterized by rapid technological change and are highly competitive with respect to timely innovations. Accordingly, we believe that our ability to succeed in the sale of our products and services will depend significantly upon the technological quality of our products and services relative to those of our competitors, and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner.

         In particular, our future success is dependent upon our BIO-RAPTOR(TM), Remediline(TM), Wasteline(TM) and Bi-Agra(TM) product lines, each of which is innovative and has not achieved market acceptance. In order to develop such new products and services, we will depend upon close relationships with existing customers that previously utilized microbial technology in the bioremediation, agricultural and waste treatment industries, and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. There can be no assurance that our customers will provide us with timely access to such information or that we will be able to develop and market our new products and services successfully or respond effectively to technological changes or new product and services of our competitors. We may not be able to develop the required technologies, products and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

         We rely on patent, trademark, trade secret and copyright protection to protect our technology. We believe that technological leadership in microbial technology will be achieved through additional factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance. Nevertheless, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology, such as those patents currently licensed by our technology and research and development affilliate, XyclonyX. We may not secure future patents and patents may become invalid and may not provide meaningful protection for our product innovations. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, "reverse engineer" our products, or, if patents are issued to us, design around such patents.

         We also rely upon a combination of copyright, trademark, trade secret and other intellectual property laws to protect our proprietary rights by entering into confidentiality or license agreements with our employees, consultants and vendors, and by controlling access to and distribution of our technology, documentation and other proprietary information. There can be no assurance, however, that the steps taken by us will not be challenged, invalidated or circumvented, or that the rights granted there under will provide a competitive advantage to us. Any such circumstance could have a material adverse effect on our business, financial condition and results of operations.

         While we are not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that we will not become so involved in the future or that our products do not infringe any intellectual property or other proprietary right of any third party. Such litigation could result in substantial costs, the diversion of resources and personnel, and subject us to significant liabilities to third parties, any of which could have a material adverse effect on our business.

         We also rely on certain technology which we license from third parties, including microbial technology which is integrated with internally developed products and used in the XyclonyX product line to perform key functions. There can be no assurance that the patents underlying such third party technology licenses will continue to remain unchallenged or that we will not have to defend them, along with the licensors, to continue their commercial viability to us. The loss of or inability to maintain any of these technology licenses could result in delays or reductions in product shipments which could materially adversely affect our business, financial condition or results of operations.

WE MAY NOT BE ABLE TO PROTECT OUR TRADE NAMES AND DOMAIN NAMES.

         We may not be able to protect our trade names and domain names against all infringers, which could decrease the value of our brand name and proprietary rights. We currently hold the Internet domain name "bugsatwork.com" and we use "Sub Surface Waste Management, Inc." as a trade name. Domain names generally are regulated by Internet regulatory bodies and are subject to change and may be superceded, in some cases, by laws, rules and regulations governing the registration of trade names and trademarks with the United States Patent and Trademark Office and certain other common law rights. If the domain registrars are changed, new ones are created or we are deemed to be infringing upon another's trade name or trademark. In such event, we could be unable to prevent third parties from acquiring or using, as the case may be, our domain name, trade names or trademarks, which could adversely affect our brand name and other proprietary rights.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CONTRACT BONDING

         The deployment of engineering services for certain government and/or private remediation projects may require contract performance bonding. The availability of contract bonding in the remediation market has been curtailed since the September 11, 2001 World Trade Center disaster. Insurance bonding requirements often require collateral of 100% of the contract amount. The collateral and bonding requirements could limit the number and size of projects requiring bonds undertaken by the Company. In the event contract bonding cannot be obtained at an economical price or collateral requirements are beyond the company's financial capability the failure to obtain contract bonding could have a material adverse effect on the Company's business, financial condition and results of operations.

OUR MANAGEMENT IS ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

         Our existing directors, executive officers, and their respective affiliates are the beneficial owners of approximately 58.0 % of the outstanding shares of common stock and common stock equivalents, including convertible preferred stock and stock options. As a result, our existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

         These shareholders may have interests that differ from our other shareholders, particularly in the context of potentially beneficial acquisitions of us by another company. For example, to the extent that these shareholders are our employees, they may be less inclined to vote for acquisitions of us by another company involving termination of their employment or diminution of their responsibilities or compensation.


ITEM 2.  DESCRIPTION OF PROPERTIES

         Other than cash in the amount of approximately $826, as of the date of this report, the Company has no appreciable assets, property as of September 30, 2002. Its principal executive office address and telephone number are the business office address and telephone number of its President, Gregory J. Chachas, and are provided at no cost. Because the Company has no business, its activities have been limited to keeping itself in good standing in the State of Delaware, and with preparing and maintaining and the Company's required periodic reports under the 1934 Act. These activities have consumed an insignificant amount of management's time; therefore, the costs to Mr. Chachas of providing the use of his office and telephone have been minimal. Accordingly, there is no written lease between the Company and Mr. Chachas and there are no preliminary agreements or understandings with respect to the use of the office facility, either now or in the future.

         Subsequent to September 30, 2002, the Company acquired all the outstanding stock of Sub Surface Waste Management, Inc. and all its existing assets and liabilities including contracts in process currently generating revenue, six employees, and office locations in Carlsbad, CA, Littleton, CO and Charleston, SC.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during nine months covered by this report to a vote of security holders, through the solicitation of proxies, or otherwise.

         On December 10, 2002, the shareholders by a majority vote, increased the authorized stock to 300,000,000 shares of common stock and 50,000,000 shares of preferred stock.



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         Market Information
         ------------------

         There has never been any established "public market" for shares of common stock of the Company. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"); however, management does not expect any public market to develop until NASD approval of its listing. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by the shareholders named under the caption "Recent Sales of Unregistered Securities," below, may have a substantial adverse impact on any such public market.

         There are outstanding options to purchase 400,000 shares of Series A Preferred Stock transferred in the stock exchange agreement with Sub Surface Waste Management, Incs.

         The sales of an aggregate of 653,868 "unregistered" and "restricted" shares of common stock to the persons named under the caption "Recent Sales of Unregistered Securities," below, were the only sales of any securities of the Company during the past twenty one months. Future sales of any of these securities or any securities of the Company issued in any acquisition, reorganization or merger may have a future adverse effect on any "public market" that may develop in the common stock of the Company. See the caption "Recent Sales of Unregistered Securities" of this Report.

         Holders
         -------

         As of September 30, 2002 there were approximately 172 shareholders of record of the Company's Common Stock.

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

         Recent Sales of Unregistered Securities.
         ----------------------------------------

         On May 31, 2001, in consideration for the conversion of debt of $5,081 and for services of $8,750, the Company issued 276,620 "unregistered" and "restricted" shares of common stock, $0.001 par value. These transactions were valued at $0.05 per share of common stock.

         On March 28, 2002, in consideration for a cash capital contribution of $3,000, consulting and legal services of $6,250, and repayment of a promissory note of $2,612, the Company issued 237,240 "unregistered" and "restricted" shares of common stock, $0.001 par value. These transactions were valued at $0.05 per share of common stock.

         On August 27, 2002, in consideration for a cash capital contribution of $2,000 and for consulting services valued at $5,000, the Company issued 140,000 "unregistered" and "restricted" shares of common stock, $0.001 par value. These transactions were valued at $0.05 per share of common stock.

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

         PLAN OF OPERATION.
         ------------------

         The Company has not engaged in any material operations or had any revenues from operations during the last three fiscal years ending September 30, 2002. On December 13, 2002 the Company acquired all the outstanding stock of Sub Surface Waste Management, Inc, a revenue generating environmental cleanup engineering company. The Company's plan of operation for the next 12 months is to continue the business of Sub Surface Waste Management, Inc., raise additional working capital and to seek the acquisition of additional companies which can augment the base business of the Company.

         Upon the effectiveness of its Registration Statement on Form S-18, as amended, on November 10, 1986, the Company became subject to the periodic reporting obligations of Section 13 and 15(d) of the 1934 Act. This Section requires the Company to file (i) an annual report on Form 10-KSB with the Securities and Exchange Commission within 90 days of the close of each fiscal year (Reg. Sections 240.13a-1 and 249.310b); (ii) a quarterly report on Form 10-QSB within 45 days of the end of each of the first three quarters of its fiscal year (Reg. Sections 240.13a-13 and 249.308b); and (iii) a current report on Form 8-K within 15 days of the occurrence of certain material events (e.g., changes in accountants, acquisitions or dispositions of a substantial amount of assets not in the ordinary course of business) (Reg. Sections 240.13a-11 and 249.308). In addition, annual reports on Form 10-KSB must be accompanied by audited financial statements as of the end of the issuer's most recent fiscal year. These reporting requirements may deter potential reorganization candidates that are not willing to undergo the public and agency scrutiny resulting there from.

         During the next 12 months, the Company's foreseeable cash requirements are approximately $5,000,000 to implement its business plan in the environmental cleanup business. The company will most likely need to issue additional common or preferred stock, which will have a dilutive effect on current shareholders, in order to raise the necessary capital to continue and expand its operations.

         Results of Operations.
         ----------------------

         Revenues for nine months ended September 30, 2002 and for the year ended December 31, 2001 were zero.

         During the nine months ended September 30, 2002, the Company incurred operating expenses of $15,618, and total operating expenses of $16,012 were incurred during the year ended December 31, 2001. Interest expense for the nine months ended September 30, 2002 was $36. There was no interest expense for the year ended December 31, 2001.

         All of the operating expenses incurred during the nine months ended September 30, 2002 and the year ended December 31, 2001 were for legal, consulting and accounting expenses. These expenses were the costs of bringing the Company's audits current and preparing its filings with the various regulatory agencies including the IRS.

         Liquidity and Capital Resources:
         --------------------------------

         As of September 30, 2002, the Company has a cash balance of $1,706 and had no current liabilities such as accounts payable or long-term debt.

         To date, the Company has financed its operations principally through issuances of common stock to officers and directors for cash and to consultants for services rendered. However, with the Capital Stock Exchange Agreement with Sub Surface Waste Management, Inc., ("SSWM") the operating activities for the Company has changed significantly.

         SSWM has relied mostly on cash infusions from its parent Company, U.S. Microbics, Inc. during the first four years of its existence. Its parent Company has limited resources and may not be able to continue to provide sufficient funds for SSWM to successfully continue its operations.

         Therefore, the Company will need additional capital to continue its operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. In addition, SSWM is offering a Private Placement Memorandum ("PPM") during the second quarter of our fiscal year for $5 million. The potential maximum net proceeds of $4.5 million from the PPM is planned to be used as follows: $3.5 million for business development, acquisitions and general working capital and $1 million will be used to increase the Company's technical services capability, purchase capital equipment and increase microbial blend inventories. Assuming that the acquisition(s) are completed and that the companies acquired are successful, SSWM anticipates increasing its revenues faster than could be achieved solely through internal growth.

         There can be no assurance that the Company will obtain sufficient capital or generate revenues on acceptable terms, if at all. Failure to obtain such capital or generate such revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

         The Company's operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including: (i) the rate at which microbial products are shipped and generate profits; (ii) the necessary level of sales and marketing activities for environmental products; and (iii) the level of effort needed to develop additional distribution channels to the point of commercial viability.

         There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing Common or Preferred Stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to successfully obtain additional future funding may jeopardize the Company's ability to continue its business and operations.

         During fiscal year ended September 30, 2003, the Company projects expenditures for plant and equipment of approximately $100,000 and research and development costs of less than $150,000, assuming the Company raises projected capital. Research and development costs will be associated primarily with applications of in-situ bio-remediation. The Company also plans to increase its number of employees to approximately 15 by the end of fiscal year 2003.

ITEM 7.   FINANCIAL STATEMENTS








                          SUB SURFACE WASTE MANAGEMENT
                                OF DELAWARE, INC.
                       (FORMERLY COVINGHAM CAPITAL CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002





                                 C O N T E N T S


Independent Auditors' Report................................................F- 3

Balance Sheet...............................................................F- 4

Statements of Operations....................................................F- 5

Statements of Stockholders' Equity .........................................F- 6

Statements of Cash Flows.................................................... F-9

Notes to the Financial Statements...........................................F-10




                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders of
Sub Surface Waste Management of Delaware, Inc.
(Formerly Covingham Capital Corp.)
(A Development Stage Company)
Carlsbad, CA

We have audited the accompanying balance sheet of Sub Surface Waste Management of Delaware, Inc. (formerly Covingham Capital Corp.) (a development stage company) as of September 30, 2002 and the related statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 2002 and the year ended December 31, 2001 and from January 1, 1987 through September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from inception on January 30, 1986 through December 31, 1986 were audited by other auditors whose report dated May 13, 1987 expressed an unqualified opinion on these statements. The financial statements for the period January 30, 1986 (inception) through September 30, 2002 includes stockholders equity and deficit accumulated during the development stage of $1,854 and $782,800 respectively. Our opinion on the statements of operations, stockholders equity and cash flows for the period January 30, 1986 (inception) through September 30, 2002, insofar as it relates to amounts for prior periods through December 31, 1986, is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sub Surface Waste Management of Delaware, Inc. (formerly Covingham Capital Corp.) (a development stage company) as of September 30, 2002 and the results of its operations and its cash flows for the nine months ended September 30, 2002 and the year ended December 31, 2001 and from January 30, 1986 through September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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



HJ Associates & Consultants, LLP
Salt Lake City, Utah
December 30, 2002


                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                       (Formerly Covingham Capital Corp.)
                          (A Development Stage company)
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                                  September 30,
                                                                       2002
                                                                   ----------
CURRENT ASSETS

   Cash                                                            $   1,706
   Prepaid expense                                                       147
                                                                   ----------

     Total Current Assets                                              1,853
                                                                   ----------

     TOTAL ASSETS                                                  $   1,853
                                                                   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

   Note payable - related party                                    $      --
                                                                   ----------

     Total Current Liabilities                                            --
                                                                   ----------

     TOTAL LIABILITIES                                                    --
                                                                   ----------

STOCKHOLDERS' EQUITY

   Preferred stock: 50,000,000 shares authorized of $0.001
    par value, -0- shares issued and outstanding                          --
   Common stock: 300,000,000 shares authorized of $0.001
    par value, 4,351,784 shares issued and outstanding                 4,352
   Additional paid-in capital                                        780,301
   Deficit accumulated during the development stage                 (782,800)
                                                                   ----------

     Total Stockholders' Equity                                        1,853
                                                                   ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   1,853
                                                                   ==========

   The accompanying notes are an integral part of these financial statements.

                                SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                      (Formerly Covingham Capital Corp.)
                                         (A Development Stage Company)
                                           Statements of Operations


                                                                                                 From
                                              For the Nine                                   Inception on
                                               Months Ended                   For the         January 30,
                                              September 30,                 Year Ended       1986 Through
                                        ------------------------------      December 31,      September 30,
                                            2002              2001              2001              2002
                                        ------------      ------------      ------------      ------------
                                                          (UNAUDITED)
REVENUES                                $        --       $        --       $        --       $        --

EXPENSES

   General and administrative                15,618            15,138            16,012            58,804
                                        ------------      ------------      ------------      ------------

     Total Expenses                          15,618            15,138            16,012            58,804
                                        ------------      ------------      ------------      ------------

   Operating loss before loss from
    discontinued operations                 (15,618)          (15,138)          (16,012)          (58,804)
                                        ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)

   Interest expense                             (36)               --                --               (36)
                                        ------------      ------------      ------------      ------------

     Total Other Income (Expense)               (36)               --                --               (36)
                                        ------------      ------------      ------------      ------------

LOSS BEFORE DISCONTINUED
 OPERATIONS                                 (15,654)          (15,138)          (16,012)          (58,840)
                                        ------------      ------------      ------------      ------------

   LOSS FROM DISCONTINUED
    OPERATIONS (Note 3)                          --                --                --          (723,960)
                                        ------------      ------------      ------------      ------------

NET LOSS                                $   (15,654)      $   (15,138)      $   (16,012)      $  (782,800)
                                        ============      ============      ============      ============

BASIC LOSS PER SHARE                    $     (0.00)      $     (0.00)      $     (0.00)
                                        ============      ============      ============

BASIC WEIGHTED AVERAGE SHARES             4,153,616         3,698,832         3,875,160
                                        ============      ============      ============


                  The accompanying notes are an integral part of these financial statements.

                                     SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                           (Formerly Covingham Capital Corp.)
                                              (A Development Stage Company)
                                           Statements of Stockholders' Equity

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                       Common Stock             Additional                         During the
                                          ----------------------------------      Paid-In       Subscription      Development
                                                Shares           Amount           Capital         Receivable          Stage
                                          ----------------- ---------------- ----------------- ---------------- ----------------
Balance at inception on
   January 30, 1986                                      -  $             -  $              -  $             -  $             -

Issuance of common stock for
   cash at $0.075 per share                        200,000              200            14,800                -                -

Net loss from inception on
   January 30, 1986 through
   December 31, 1986                                     -                -                 -                -          (15,000)
                                          ----------------- ---------------- ----------------- ---------------- ----------------

Balance, December 31, 1986                         200,000              200            14,800                -          (15,000)

Issuance of common stock
   for cash at $0.50 per share                     204,480              205           102,035                -                -

Issuance of common stock
   for purchase of subsidiary
   at $0.50 per share                            1,116,361            1,116           557,067                -                -

Issuance of common stock
   for services at $0.50                            97,075               97            48,440                -                -

Net loss for the year ended
   December 31, 1987                                     -                -                 -                -         (708,960)
                                          ----------------- ---------------- ----------------- ---------------- ----------------

Balance, December 31, 1987                       1,617,916            1,618           722,342                -         (723,960)

Net loss for the years ended
   December 31, 1988 to 1997                             -                -                 -                -                -
                                          ----------------- ---------------- ----------------- ---------------- ----------------

Balance, December 31, 1997                       1,617,916  $         1,618  $        722,342  $             -  $      (723,960)
                                          ----------------- ---------------- ----------------- ---------------- ----------------


                       The accompanying notes are an integral part of these financial statements.

                                     SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                           (Formerly Covingham Capital Corp.)
                                              (A Development Stage Company)
                                     Statements of Stockholders' Equity (Continued)


                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                       Common Stock             Additional                         During the
                                          ----------------------------------      Paid-In       Subscription      Development
                                                Shares           Amount           Capital         Receivable          Stage
                                          ----------------- ---------------- ----------------- ---------------- ----------------

Balance, December 31, 1997                       1,617,916  $         1,618  $        722,342  $             -  $      (723,960)

Issuance of common stock
   for subscription receivable
   at $0.01 per share                            1,700,000            1,700            15,300          (17,000)               -

Net loss for the year ended
   December 31, 1998                                     -                -                 -                -             (700)
                                          ----------------- ---------------- ----------------- ---------------- ----------------

Balance, December 31, 1998                       3,317,916            3,318           737,642          (17,000)        (724,660)

September 21, 1999 Issuance of
   common stock for services and
   expenses paid by officer at $0.01             1,000,000            1,000             9,000                -                -

September 21, 1999 Issuance of
   common stock for conversion of
   debt at $0.01                                    70,000               70               630                -                -

May 24, 1999 Issuance of
   common stock for cash at
   $0.01 per share                                 930,000              930             8,370                -                -

September 28, 1999 Shares returned
   to treasury                                  (1,700,000)          (1,700)          (15,300)          17,000                -

Net loss for the year ended
   December 31, 1999                                     -                -                 -                -          (17,711)
                                          ----------------- ---------------- ----------------- ---------------- ----------------

Balance, December 31, 1999                       3,617,916            3,618           740,342                -         (742,371)

June 12, 2000 Issuance of
   common stock for cash at
   $0.10 per share                                  50,000               50             4,950                -                -

June 12, 2000 Issuance of
   common stock for services
   at $0.10 per share                               10,000               10               990                -                -

October 10, 2000 Issuance of
   common stock for cash at
   $0.10 per share                                  20,000               20             1,980                -                -

Net loss for the year ended
 December 31, 2000                                       -                -                 -                -           (8,763)
                                          ----------------- ---------------- ----------------- ---------------- ----------------

Balance, December 31, 2000                $      3,697,916  $         3,698  $        748,262  $             -  $      (751,134)
                                          ----------------- ---------------- ----------------- ---------------- ----------------


                       The accompanying notes are an integral part of these financial statements.

                                     SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                           (Formerly Covingham Capital Corp.)
                                              (A Development Stage Company)
                                     Statements of Stockholders' Equity (Continued)

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                       Common Stock             Additional                         During the
                                          ----------------------------------      Paid-In       Subscription      Development
                                                Shares           Amount           Capital         Receivable          Stage
                                          ----------------- ---------------- ----------------- ---------------- ----------------

Balance, December 31, 2000                       3,697,916  $         3,698  $        748,262  $             -  $      (751,134)

 Fractional shares issued                                8                -                 -                -                -

May 31, 2001 Issuance of
   common stock for conversion
   of debt at $0.05 per share                      101,620              102             4,979                -                -

May 31, 2001 Issuance of
   common stock for services
   at $0.05 per share                              100,000              100             4,900                -                -

May 31, 2001 Issuance of
   common stock for services
   at $0.05 per share                               50,000               50             2,450                -                -

May 31, 2001 Issuance of
   common stock for services
   at $0.05 per share                               25,000               25             1,225                -                -

Net loss for the year ended
   December 31, 2001                                     -                -                 -                -          (16,012)
                                          ----------------- ---------------- ----------------- ---------------- ----------------

Balance, December 31, 2001                       3,974,544            3,975           761,816                -         (767,146)

March 28, 2002, Issuance of
 common stock for debt at
 $0.05 per share                                    52,240               52             2,560                -                -

March 28, 2002, Issuance of
 common stock for cash at
 $0.05 per share                                    60,000               60             2,940                -                -

March 28, 2002, Issuance of
 common stock for services
 At $0.05 per share                                125,000              125             6,125                 -               -

August 27, 2002, Issuance of
 common tock for cash at
 $0.05 per share                                    40,000               40             1,960                -                -

August 27, 2002, Issuance of
 common stock for services at
 $0.05 per share                                   100,000              100             4,900                 -               -

Net loss for the nine months
 ended September 30, 2002                                -                -                 -                -          (15,654)
                                          ----------------- ---------------- ----------------- ---------------- ----------------

Balance, September 30, 2002                      4,351,784  $         4,352  $        780,301  $             -  $      (782,800)
                                          ================= ================ ================= ================ ================


                       The accompanying notes are an integral part of these financial statements.

                                     SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                           (Formerly Covingham Capital Corp.)
                                              (A Development Stage Company)
                                                Statements of Cash Flows


                                                                                                                 From
                                                            For the Nine                                      Inception on
                                                            Months Ended                     For the           January 30,
                                                            September 30,                  Year Ended         1986 Through
                                               ----------------------------------------    December 31,        September 30,
                                                       2002                2001                2001                2002
                                               ------------------- -------------------- ------------------  -------------------
                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                    $          (15,654) $           (15,138) $         (16,012)  $         (782,800)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
   Loss on discontinued operations                              -                    -                  -              558,182
   Common stock issued for services                        11,250                8,750              8,750               79,538
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses                      (147)                   -                  -                 (147)
Increase in accounts payable and accrued
   expenses                                                    36                    -                157                  193
                                               ------------------- -------------------- ------------------  -------------------

       Net Cash Used by Operating
        Activities                                         (4,515)              (6,388)            (7,105)            (145,034)
                                               ------------------- -------------------- ------------------  -------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                                     -                    -                  -                    -
                                               ------------------- -------------------- ------------------  -------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Proceeds from shareholder loan                               -                7,581              7,500                7,500
   Common stock issued for cash                             5,000                    -                  -              139,240
                                               ------------------- -------------------- ------------------  -------------------

   Net Cash Provided by Financing
    Activities                                              5,000                7,581              7,500              146,740
                                               ------------------- -------------------- ------------------  -------------------

NET INCREASE IN CASH                                          485                1,193                395                1,706

CASH AT BEGINNING OF PERIOD                                 1,221                  826                826                    -
                                               ------------------- -------------------- ------------------  -------------------

CASH END OF PERIOD                             $            1,706  $             2,019  $           1,221   $            1,706
                                               =================== ==================== ==================  ===================

CASH PAID FOR:

   Interest                                    $                -  $                 -  $               -   $                -
   Income taxes                                $                -  $                 -  $               -   $                -

SCHEDULE OF NONCASH FINANCING
 ACTIVITIES:

   Common stock issued for payment of
    debt                                       $            2,612  $             5,081  $           5,081   $            8,393
   Common stock issued for services            $           11,250  $             8,750  $           8,750   $           79,538


                       The accompanying notes are an integral part of these financial statements.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.

                       (Formerly Covingham Capital Corp.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              This summary of significant accounting policies of Sub Surface Waste Management of Delaware, Inc. (formerly Covingham Capital Corp.) (a development stage company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

              a.  Organization and Business Activities

                  The financial statements presented are those of Sub Surface Waste Management of Delaware, Inc. (formerly Covingham Capital Corp.) (the Company). The Company was incorporated in the State of Utah on January 30, 1986 to engage in any lawful activity but more particularly to assist companies in marketing their goods and services. In February of 2001 the company reincorporated and changed its domicile from the state of Utah to the state of Delaware. On December 10, 2002, the Company changed its name to Sub Surface Waste Management of Delaware, Inc. The Company is considered a development stage company per SFAS No. 7.

              b.  Accounting Method

                  The financial statements are prepared using the accrued method of accounting. The Company has elected a September 30, year-end. (Note
         6)

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

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                       (Formerly Covingham Capital Corp.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e. Income Taxes

                  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax liabilities consist of the following components as of September 31, 2002 and December 31, 2001:

                                                For the Nine        For the
                                                Months Ended       Year Ended
                                                September 30,     December 31,
                                                    2002              2001
                                             ----------------- -----------------

              Deferred tax liabilities       $              -  $              -
                                             ----------------- -----------------
                                             $              -  $              -
                                             ================= =================

              Deferred tax assets:
                  NOL Carryover                        11,330             9,358
                  Valuation Allowance                 (11,330)           (9,358)
                                             ----------------- -----------------
                                             $              -  $              -
                                             ================= =================

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended September 31, 2002 and December 31, 2001 due to the following:

                                                       For the Nine           For the
                                                       Months Ended         Year Ended
                                                       September 30,       December 31,
                                                           2002                2001
                                                    ------------------- -------------------
              Book income                           $           (6,105) $           (5,850)
              Stock for services/options expense                 4,388               3,090
              Valuation allowance                                1,717               2,760
                                                    ------------------- -------------------
                                                    $                -  $                -
                                                    =================== ===================

                  At September 31, 2002, the Company had net operating loss carryforwards of $29,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the September 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                       (Formerly Covingham Capital Corp.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001

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

              g.  Basic Loss Per Share

                  The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements.

                  The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                   For the Nine           For the
                                                   Months Ended         Year Ended
                                                   September 30,       December 31,
                                                       2002                2001
                                                ------------------- ------------------
         Net loss (numerator)                   $          (15,654) $          (16,012)

         Weighted average shares outstanding
          (denominator)                                  4,153,616           3,875,160
                                                ------------------- ------------------

         Basic loss per share                   $            (0.00) $            (0.00)
                                                =================== ===================

              h.  Preferred Stock

                  The Company has authorized 50,000,000 shares of $0.001 par value preferred stock. The Board of Directors will establish the rights and preferences for each issuance of preferred stock.

              i.  Unaudited Information

                  The unaudited income statement and statement of cash flows for the nine months ended September 30, 2001 are presented for comparative purposes. They include all normal and reoccurring adjustments and, in the opinion of management, present fairly in all material respects the results of operations for the nine months ended September 30, 2001. SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. (Formerly Covingham Capital Corp.) (A Development Stage Company) Notes to the Financial Statements September 30, 2002 and December 31, 2001

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                       (Formerly Covingham Capital Corp.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 2 -      GOING CONCERN

                  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

                  On December 13, 2002, the Company entered into a Capital Stock Exchange Agreement with Sub Surface Waste Management, Inc., ("SSWM") a Nevada corporation. After the Capital Stock Exchange Agreement is completed, SSWM will become a wholly owned subsidiary of the Company. SSWM is a bio-remediation Company with offices in San Diego California, Denver Colorado and Charleston South Carolina.

                  In early January of 2003, the Company plans to file an application with the National Association of Securities Dealers to cause its common stock to become publicly traded on the over-the-counter bulletin board.

                  Shortly after the Company's common stock becomes publicly traded, management plans to offer a Private Placement Memorandum for $5MM based primarily on the operations of its recently acquired subsidiary SSWM. In addition, the Company plans to do a public offering of approximately $10-$15MM during the third quarter of its fiscal year. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 -      DISCONTINUED OPERATIONS

                  In July of 1987, the Company purchased 100% of the common stock of Consumer Products Source, Inc. for 11,163,611 shares of the Company's common stock valued at $558,183. Subsequently, Consumer Products Source, Inc. was suspended and is no longer a subsidiary of the Company. The loss from discontinued operations includes the purchase price of the subsidiary plus any losses prior to the purchase of the subsidiary.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                       (Formerly Covingham Capital Corp.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 4 -      RELATED PARTY TRANSACTIONS

                  From time to time the company borrows funds from its sole officer and director such funds shall not exceed the sum of $25,000. During the year ended December 31, 2001, an officer of the Company loaned $7,500 to the Company. On May 31, 2001, the Company issued 101,620 shares of common stock valued at $0.05 per share for the conversion of $5,081 of debt owed to an officer. At December 31, 2001, the Company owed $2,500 to an officer. The note payable accrued interest at 10%, was unsecured and due upon demand. On March 28, 2002, the Company issued 52,240 shares of common stock valued at $0.05 per share for the conversion of $2,612 of debt owed to an officer. At September 30, 2002, the Company owed $-0- to an officer. Accrued interest at September 30, 2002 was $-0-.

                  For services as a director and for legal services provided during the year valued at $11,250 the Company issued 125,000 restricted shares of common stock to a related party at a price of $0.05 per share.

NOTE 5 -     NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

                  In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements.

                  In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it no later than January 1, 2003.


                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                       (Formerly Covingham Capital Corp.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 6-      CHANGE IN FISCAL YEAR

                  On December 10, 2002, the Board of Directors authorized a change in the Company's Articles of Incorporation to change from a fiscal period ending on December 31 to September 30. In accordance with this change, the statements of operations, stockholders' equity (deficit) and cash flows for the period ended September 30, 2002 cover a period of nine months. Unaudited statements of income and cash flows for the comparable transition period for the preceding year are also presented. Accordingly, the results of operations for the nine months ended September 30, 2002 are not indicative of the results of operations that may be expected for a full fiscal year.

NOTE 7-      SUBSEQUENT EVENTS

                  On October 21, 2002, Gregory J. Chachas, the sole officer and director of the Corporation entered into an agreement to sell 2,100,000 of the 2,573,800 shares he owned to USM Capital Group, Inc. In continued efforts to locate an acquisition or merger candidate, the Company also entered into a consulting agreement with Sol Tech Corporation whereby the Company issued 800,000 shares of restricted common stock at the price of $0.05 per share. The result was that Sub Surface Waste Management of Delaware, Inc., became a 56.3% owned subsidiary of U.S. Microbics, Inc., the parent Company of both USM Capital Group, Inc., and Sol Tech Corporation.

                  On October 24, 2002, Gregory J. Chachas, President, resigned as an officer and director of the Company. Robert C. Brehm was appointed as a director of the Company until his successor is named and qualified.

                  On December 5, 2002, the Company filed a Form S-8 to register 500,000 shares of common stock to be issued at $0.10 per share as part of the Employee Stock Incentive Plan for the year ended 2002 and the Non-employee Directors and Consultants Retainer Stock Plan for the year 2002. Subsequent to September 30, 2002, the Company issued all of the shares for services valued at $50,000.

                  On December 10, 2002, the stockholders of the Company approved amendments to the Certificate of Incorporation. The principal changes to the Certificate of Incorporation were that the Company changed its name to Sub Surface Waste Management of Delaware, Inc. and is now authorized to issue 300,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.

                  On December 13, 2002, the Company entered into a Capital Stock Exchange Agreement with the stockholders of Sub Surface Waste Management, Inc. ("SSWM Stockholders"). The SSWM Stockholders include the owners of all shares of the issued and outstanding common stock of SSWM and holders of options to purchase the Series A preferred stock of SSWM. The SSWM Stockholders agree to transfer 10,744,000 shares of SSWM common stock and 5,360,000 shares of SSWM preferred stock in exchange for 10,744,000 shares of the Company's common stock and 5,360,000 shares of the Company's preferred stock. Additionally, the SSWM holders of options to purchase Series A preferred stock of SSWM will exchange their options for options to purchase the Series A preferred stock of the Company. On December 13, 2002 with the Capital Stock Exchange Agreement with the shareholders of Sub Surface Waste Management Inc., ("SSWM") became a wholly owned subsidiary of the Company.

                  On December 16, 2002, Robert C. Brehm resigned as President of the Company. On that same date Bruce S. Beattie was elected as President and Chief Executive Officer of the Company.

                                    PART III.
                                    ---------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         There were no changes in accounts during the year and there were no disagreements with our accounts on accounting and financial disclosures.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         See Item 11 for information on the beneficial ownership of the Company's securities.

         (a) Identity of Directors and Executive Officers.

         The directors and executive officers of the Company are as follows:

         Name and Address           Age     Position          Term              Served Since
         ----------------------------------------------------------------------------------------
         Gregory J. Chachas         71      President,        1 year            November 24, 1999
                                            Treasurer,                          November 24, 1999
                                            Secretary,                          November 24, 1999
                                            Director                            June 9, 1999

         Each of the persons listed in the above table possesses sole investment power and sole voting power over the shares set forth in the table included in
Item 11. On October 24, 2002, Mr. Gregory J. Chachas resigned as Director, President, Treasurer, and Secretary.

         There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

         GREGORY J. CHACHAS, age 71, was appointed as a director of the Company on June 9, 1999. On November 24, 1999, Mr. Chachas was appointed as President, Treasurer, and Secretary of the Company and is currently the sole officer and director.

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

         Significant Employees.
         ----------------------

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

         Family Relationships.
         ---------------------

         There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

         Involvement in Certain Legal Proceedings.
         -----------------------------------------

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                                     SUMMARY COMPENSATION TABLE
                                     --------------------------

                                                                                Long Term Compensation
                                                                                ----------------------

                                    Annual Compensation                            Awards         Payouts
                                    ---------------------------------------------------------------------
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
                                                     Other               Underlying              Other
                                                     Annual   Restricted  Options/      LTIP     Compen-
Name and                   Year or                   Compen-  Stock       SAR's         Payouts  sation
Principal                  Period  Salary   Bonus    sation)  Awards     (#)            ($)      ($)
Position                   Ended    ($)     ($)      ($)
(a)                        (b)      (c)     (d)      (e)      (f)      (g)              (h)      (i)
---------------------------------------------------------------------------------------------------------
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

         No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the nine months ended September 30, 2002. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

         COMPENSATION OF DIRECTORS.
         --------------------------

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

         OTHER COMPENSATION
         ------------------

         None.

         TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS
         ------------------------------------------------------------

         On October 21, 2002, Gregory J. Chachas, the sole officer and director of the Corporation entered into an agreement to sell 2,100,000 of the 2,573,800 shares he owned to USM Capital Group, Inc. In continued efforts to locate an acquisition or merger candidate, the Company also entered into a consulting agreement with Sol Tech Corporation whereby the Company issued 800,000 shares of restricted common stock at the price of $0.05 per share. The result was that Sub Surface Waste Management of Delaware, Inc., became a 56.3% owned subsidiary of U.S. Microbics, Inc., the parent Company of both USM Capital Group, Inc. and Sol Tech Corporation.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      Security Ownership of Certain Beneficial Owners.
                  ------------------------------------------------

         The following table sets forth the share holdings of those persons who own more than five (5%) percent of the Company's common stock as of September 30, 2002. Each of these persons has sole investment and sole voting power over the shares indicated.

                     Name And
  Title of           Address Of                     Amount of        Percent of
  Class              Beneficial Owner               Ownership          Class
--------------------------------------------------------------------------------
  Common Stock       Gregory J. Chachas             2,523,860         58.00%
                     174 E. Dorchester Drive
                     Salt Lake City, UT 84103

                     All Directors and Officers     2,523,860        58.00%
                     as a Group (1 person)

         (b)      Security Ownership of Management
                  --------------------------------

         The following table sets forth the share holdings of the Company's directors and executive officers as of September 30, 2002. Each of these persons has sole investment and sole voting power over the shares indicated.

                   Name And
  Title of         Address Of                       Amount of        Percent of
  Class            Beneficial Owner                 Ownership          Class
-------------------------------------------------------------------------------
  Common Stock     Gregory J. Chachas               2,523,860         58.00%
                   174 E. Dorchester Drive
                   Salt Lake City, UT 84103

                   All Directors and Officers       2,523,860         58.00%
                   as a Group (1 person)

         (c)      Changes in Control.
                  -------------------

         On October 21, 2002, Gregory J. Chachas, the sole officer and director of the Corporation entered into an agreement to sell 2,100,000 of the 2,573,800 shares he owned to USM Capital Group, Inc. In continued efforts to locate an acquisition or merger candidate, the Company also entered into a consulting agreement with Sol Tech Corporation whereby the Company issued 800,000 shares of restricted common stock at the price of $0.05 per share. The result was that Sub Surface Waste Management of Delaware, Inc., became a 56.3% owned subsidiary of U.S. Microbics, Inc., the parent Company of both USM Capital Group, Inc. and Sol Tech Corporation.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management and Others.
         ----------------------------------------

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

         Certain Business Relationships.
         -------------------------------

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

ITEM 13. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of Exhibits attached or incorporated by reference pursuant to
Item 601 of Regulation S-B.

         EXHIBIT  DESCRIPTION
         -------  -----------

         3.1(+) Amended and Restated Certificate of Incorporation, Form 8-K filed December 10, 2002

         10.1(+) Capital Stock Exchange and Agreement between the Registrant and the stockholders and option holders of Sub surface Waste Management, Inc., a Nevada Corporation, Form 8-K filed December 10, 2002.

         10.1(+) Consulting agreement with Sol Tech Inc., Form 8-K filed December 24, 2002.


         (+) Previously filed. (+)(+) Filed herewith.

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

         EXHIBIT INDEX
         -------------

         The following Exhibit Index sets forth the Exhibit attached hereto

         EXHIBIT  DESCRIPTION
         -------  -----------

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


                                                    Sub Surface Waste
                                                    Management of Delaware Inc.
                                                    (A Delaware Corporation)


Dated: January 9, 2003                              /S/ Bruce S. Beattie
                                                    ----------------------------
                                                    By: Bruce S. Beattie
                                                    Its: President and CEO


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Sub Surface Waste Management of Delaware, Inc., (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bruce S. Beattie, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                    /S/ BRUCE S. BEATTIE
                                    --------------------
                                    Bruce S. Beattie


Chief Executive Officer
January 9, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Sub Surface Waste Management of Delaware, Inc., (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Conrad Nagel, Principal Accounting Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





                                    /S/CONRAD NAGEL
                                    ---------------
                                    Conrad Nagel


Principal Accounting Officer
January 9, 2003