Form 10QSB
period 2002-12-31
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2003-02-19
CIK 789887

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended December 31, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from to Commission File No.: 0-14213

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
                    (Formerly Covingham Capital Corporation)
                 (Name of small business issuer in its charter)

             Delaware                                     51-0401125
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                             5922-B Farnsworth Court
                           Carlsbad, California 92008
                                 (760) 918-1860

       Securities registered under Section 12(b) of the Exchange Act: None

     Title of each class               Name of each exchange on which registered
             None                                        None.

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|  No  |_|

         Common Stock, $0.001 par value per share - 16,475,784 shares outstanding as of December 31, 2002

Transitional Small Business Disclosure Format (check one):  Yes |_|; No  |X|

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC. AND SUBSIDIARY
                              (FORMERLY COVINGHAM CAPITAL CORPORATION)
                                CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    AS OF
                                                                                 DECEMBER 31,
                                                                                    2002
ASSETS                                                                           (Unaudited)
                                                                                 ------------
CURRENT ASSETS:
     Cash                                                                        $        82
     Accounts receivable                                                              61,458
     Prepaid expenses and other assets                                                42,713
     Costs and estimated profit in excess of billings                                 44,906
                                                                                 ------------
          Total current assets                                                       149,159
PROPERTY AND EQUIPMENT, NET                                                            6,457
DEPOSITS                                                                             254,825
                                                                                 ------------
          Total assets                                                           $   410,441
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                       $    62,869
     Due to affiliates                                                               207,640
     Notes payable, related parties                                                   66,940
                                                                                 ------------
          Total current liabilities                                                  337,449

                                                                                 ------------
          Total liabilities                                                          337,449
                                                                                 ------------

Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
              Series A; 50,000,000 shares authorized; 5,360,000 issued
          and outstanding; aggregate liquidation preference of $53,600,000             5,360

STOCKHOLDERS' EQUITY :
     Common stock; $.001 par value; 300,000,000 shares authorized;
          16,475,784 issued and outstanding                                           16,476
     Additional paid-in capital                                                    5,895,531
     Accumulated deficit                                                          (5,844,375)
                                                                                 ------------
          Total stockholders' equity                                                  67,632
                                                                                 ------------
          Total liabilities and stockholders' equity                             $   410,441
                                                                                 ============

                   The notes to consolidated condensed financial statements are an integral part of these statements.

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC. AND SUBSIDIARY
                    (FORMERLY COVINGHAM CAPITAL CORPORATION)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          FOR THE THREE
                                                    MONTHS ENDED DECEMBER 31,
                                                    -------------------------
                                                      2002              2001
                                                  -------------    -------------

Revenues                                          $    142,698     $     14,776

Cost of revenues                                       104,977           13,557
                                                  -------------    -------------

Gross profit                                            37,721            1,219

Selling, general and administrative expenses           257,352          223,007
                                                  -------------    -------------

Loss from operations                                  (219,352)        (221,788)

Other income (expense):

Interest income                                            360               --

Interest expense                                        (8,109)              --
                                                  -------------    -------------

Net loss                                          $   (227,101)    $   (221,788)
                                                  =============    =============
Net loss per common share (basic and diluted
  (Note 7):
     Net loss from continuing operations          $       (.02)    $      (4.44)

Weighted average common shares outstanding          11,366,713           50,000


         The notes to consolidated condensed financial statements are an integral part of these statements.


                    SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC. AND SUBSIDIARY
                              (FORMERLY COVINGHAM CAPITAL CORPORATION)
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                         FOR THE THREE
                                                                     MONTHS ENDED DECEMBER 31,
                                                                     -------------------------
                                                                       2002            2001
                                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(227,101)      $(221,788)
   Adjustment to reconcile net loss to cash used in
        operating activities:
   Depreciation                                                           509           2,079
   Stock, stock options, and warrants in exchange for services         18,147              --
   Decrease (increase) in:
          Accounts receivable                                         (56,469)          7,193
          Prepaid expense, deposits and other                           9,593           7,502
          Estimated profit in excess of billings                       39,524         (35,241)
   Increase (decrease) in:
          Accounts payable and accrued expenses                        (7,679)          4,106
                                                                    ----------      ----------
NET CASH USED IN OPERATING ACTIVITIES                                (223,476)       (236,149)
                                                                    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      --          (3,285)
                                                                    ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                                      --          (3,285)
                                                                    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Preferred stock and stock options in private
         Placements                                                        --              --
   Issuance of stock and warrants in private placements               137,000              --
   Loan from affiliates                                                82,133         205,012
   Loans from related parties                                              --          30,000
   Stock offering costs                                                (7,500)             --
                                                                    ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             211,633         235,012
                                                                    ----------      ----------

DECREASE IN CASH                                                      (11,843)         (4,422)
CASH AT BEGINNING OF PERIOD                                            11,925           4,422
                                                                    ----------      ----------
CASH AT END OF PERIOD                                               $      82       $      --
                                                                    ==========      ==========

                   The notes to consolidated condensed financial statements are an integral part of these statements.

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC., AND SUBSIDIARY
                        (FORMERLY COVINGHAM CAPITAL CORP)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)(CONTINUED)


                                                         FOR THE THREE
                                                   MONTHS ENDED DECEMBER 31,
                                                   -------------------------
                                                   2002                2001
                                                   ----                ----
Supplemental disclosures of non-cash
    Investing and financing activities:

Common stock issued in exchange for services      $18,147      $        --
Common stock issued in recapitalization           $ 5,652      $        --

Cash paid for:
    Interest                                      $    --      $        --
    Income taxes                                  $    --      $        --









         The notes to consolidated condensed financial statements are an integral part of these statements.

         SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC., AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         FOR THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)


1.       BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements of Sub Surface Waste Management of Delaware, Inc. and Subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to made the information not misleading, the company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2002. Operating results for the three months ended December 31, 2002 are necessary indicative of the results that nay be expected for the year ending September 30, 2003.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its consolidated financial position at December 31, 2002 and the results of its operations and its cash flows for the periods presented.

The preparation of financial statements, in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


2.       ORGANIZATION AND RISKS AND UNCERTAINTIES

ORGANIZATION

         Sub Surface Waste Management of Delaware, Inc. (the "Company") was organized under the laws of the State of Utah on January 30, 1986, as Covingham Capital Corporation, to engage in any lawful business. The Company filed a Registration Statement on Form S-18 with the Securities and Exchange Commission which became effective on November 10, 1986. Pursuant to such Registration Statement and the Prospectus, the Company offered to the public a maximum of 6,000,000 shares and a minimum of 2,000,000 shares of its common stock at $0.05 per share. The offering closed with the minimum number of shares having been sold.

         The Company was originally formed to seek the acquisition of assets, property or business that may benefit itself and its shareholders.

         SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC., AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         FOR THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)


         On July 31, 1987, the Company and Consumer Products Source, Inc., a Delaware corporation ("CPS"), entered into an Agreement and Plan of Reorganization dated July 31, 1987 (the "Reorganization Agreement") whereby CPS was to become a wholly owned subsidiary of the Company. On September 14, 1987, in connection therewith, the Company issued 11,163,648 restricted shares of its common stock, $0.001 par value, to CPS' shareholders, in exchange for all of the issued and outstanding shares of CPS. The Company also issued an additional 970,716 restricted shares for services rendered in conjunction with the CPS acquisition and operations of the Company. CPS which held a license agreement for the sale of various consumer products intended on continuing to sell consumer products to bicycle dealers and other related businesses as it was previously operated.

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

         On April 14, 2002, at the Annual Meeting, the shareholders approved a reincorporation in Delaware through a merger of Covingham Capital Corp., a Utah Corporation (the "Company") with and into its wholly owned subsidiary, Covingham Capital Corp., a Delaware corporation ("Covingham Delaware"). The reincorporation became effective on April 20, 2002, and effected only a change in the legal domicile of the Company and did not result in any change of the name, business, management, employees, fiscal year assets or liabilities of the Company.

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

         SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC., AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         FOR THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)


         On December 5, 2002, the Company filed a Form S-8 to register 500,000 shares of common stock to be issued at $0.10 per share as part of the Employee Stock Incentive Plan for the year ended 2002 and the Non-employee Directors and Consultants Retainer Stock Plan for the year 2002. Subsequent to September 30, 2002, the Company issued all of the shares for services valued at $50,000.

         On December 10, 2002, the Board of Directors authorized a change in the Company's Articles of Incorporation to change its fiscal year end from December 31, to September 30. Also, the Articles of Incorporation were amended to change the Company's name to Sub Surface Waste Management of Delaware, Inc. and increase the authorized number of shares to 300,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.

         On December 13, 2002, the Company entered into a Capital Stock Exchange Agreement with the stockholders of Sub Surface Waste Management, Inc. ("SSWM Stockholders"). The SSWM Stockholders include the owners of all shares of the issued and outstanding common stock of SSWM and holders of options to purchase the Series A preferred stock of SSWM. The SSWM Stockholders agree to transfer 10,824,000 shares of SSWM common stock and 5,360,000 shares of SSWM preferred stock in exchange for 10,824,000 shares of the Company's common stock and 5,360,000 shares of the Company's preferred stock. Additionally, the SSWM holders of options to purchase Series A preferred stock of SSWM will exchange their options for options to purchase the Series A preferred stock of the Company.

         On December 13, 2002 with the Capital Stock Exchange Agreement with the shareholders of Sub Surface Waste Management Inc., ("SSWM") became a wholly owned subsidiary of the Company. SSWM has become the operating business entity which the Company has been seeking over the past several years.

         On December 13, 2002, the Company issued 500,000 shares of common stock under an S-8 registration statement. Employees of the Company and its affiliates received 28,000 shares, consultants to the Company received 402,000 shares and officers and directors of the Company received 70,000 shares

         On December 16, 2002, Robert C. Brehm resigned as President of the Company. On that same date Bruce S. Beattie was elected as President and Chief Executive Officer of the Company

         As of December 31, 2002, U.S. Microbics, Inc., and subsidiaries control 75.63% of the outstanding stock of the Company.

         SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC., AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         FOR THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)


RISKS AND UNCERTAINTIES

         This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions "Risk Factors" and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

3.       DEPOSITS

         Included in deposits are two certificates of deposits which total $251,778. Both certificates of deposit are pledged as collateral on letters of credit issued to the State of South Carolina in lieu of performance bonds on two remediation projects, Off Ramp # 83 and McGill's Store.

         One certificate of deposit issued by Community National Bank is for $184,211, and earns interest at the rate of 2.9% per annum, serves as collateral for a letter of credit issued to the State of South Carolina, on the Off Ramp #83 job in the amount of $175,000. The letter of credit is dated May 22, 2002 and expires on May 22, 2004. The certificate of deposit will be released as collateral for the letter of credit when the Off Ramp # 83 job is completed, which is expected to occur prior to the expiration of the letter of credit on May 22, 2004. If necessary, the letter of credit could be extended if additional time is required to complete the job.

         The second certificate of deposit issued by Bank of America is for $67,567, and earns interest at the rate of 1.95% per annum, serves as collateral for a letter of credit issued to the State of South Carolina, on the McGill's Store job in the amount of $67,567. The letter of credit is dated September 4, 2002 and expires on August 27, 2004. The certificate of deposit will be released as collateral for the letter of credit when the McGill's Store job is completed, which is expected to occur prior to the expiration of the letter of credit on August 27, 2004. If necessary, the letter of credit could be extended if additional time is required to complete the job.

         SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC., AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         FOR THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)


4.       NET LOSS PER SHARE

         Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. During the three months ended December 31, 2002 and 2001, common stock equivalents are not considered because they would be anti-dilutive.


5.       EQUITY FINANCING

         During the three months ended December 31, 2002, the Company received cash proceeds, net of finder costs of $7,500, totaling $137,000 pursuant from issuance of 143,070 shares of restricted common stock.

6.       SUBSEQUENT EVENTS

         On February 4, 2003, the Company received $47,500 net of discounts and placement fees.by issuing a note payable for $55,000 to an investor. The note bears interest at the rate of 10% per annum and is due 90 days from February 4, 2003 for the principal amount of $55,000 plus accrued interest. At the option of the Company the note can be extended for an additional 90 day term with an additional fee of $5,000 being paid to the investor.. The note is collateralized by stock held for investment or sale by the Company. The note holder has the option of converting the note into restricted common stock of the Company based on the trading value of the common stock. (See paragraph below.)

         On January 27th, 2003 the Company filed Form 211 with the National Association of Securities of Security Dealers ("NASD"), pursuant to Rule 15c2-11 of Securities and Exchange Commission. Form 211 is an application for the outstanding common stock of the Company to be publically traded on the over-the-counter bulletin board. On February 4, 2003, the NASD responded with a comment letter regarding the application. The Company is preparing its response to the comment letter. The Company anticipates that the application process will be completed in approximately 60 days from the date filed.

7.       GOING CONCERN

         To date, the Company has relied on advances from its parent Company, U.S. Microbics, Inc., and private placements of equity and debt to fund its operating and capital requirements. The Company is planning on raising additional capital of $4,500,000, net of placement fees, through the issuance of stock in private placements beginning in February, 2003. The Company is currently developing business opportunities and operations through its wholly-owned subsidiary. There can be no assurance that such additional equity financing will be available on terms acceptable to the Company, if at all or that such business opportunities will occur as planned, if at all. Based upon the current financial condition of the Company, additional capital will be required in order for the Company to continue its ongoing operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                                     PART I


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD CAREFULLY REVIEW VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED BELOW, AS WELL AS THE MATTERS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2001 AND ITS OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.


                                   THE COMPANY

The Company's business is to combine engineering services, engineer and execute ex-situ soil remediation projects using the Bio-Raptor(TM) technology for all manner OF hydrocarbon treatment and install and operate groundwater and in-situ soil remediation systems it designs, installs and operates to remediate all hydrocarbons. Treatment may be in-situ (in-ground), using wells and subsurface injection/extraction points to administer the Company's proprietary microbial blends for bioremediation of various waste streams. The Company also provides ex-situ treatment services using its Bio-Raptor(TM) system in conjunction with its proprietary microbial blends, providing direct technical engineering consultation as needed. The Company's products consist of unique collections of microbial cultures developed over a thirty-year period. The Company has cultured specific microbial blends to address specific identified wastes. The Company's in-house technicians work with assigned Project Engineers to develop a site-specific engineered-remedial solution that will meet or exceed regulatory agency requirements.

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

The Company's remediation technologies, including those currently being developed, meet the requirements of the various industries as well as the United States Environmental Protection Agency's provisions for application of naturally occurring and non-genetically modified microbes. Management believes that the Company's products and supporting engineering services are superior to existing technologies and technology providers in terms of energy efficiency, ease of manufacturing, breadth of usefulness and cost. The Company's microbial products have received approval as "relatively safe" from the U.S. Department of Agriculture, its highest rating.

The Company through its parent, U.S. Microbics, Inc., has developed an organizational structure of multiple corporations for the purpose of segmenting its operations into distinct units for proprietary microbe or "bug" production, research and development ("R&D"), licensing and patent protection and the intended sale and licensing of microbial products and related services to specific market segments. As the public holding company, U.S. Microbics, Inc., intends to coordinate the deployment of the Microbial Technology to its subsidiaries that in turn will license the technology and sell products and related services to end users. The Company and its management are described more fully below:

In August of 29, 2000, Bruce Beattie was named President of Sub-Surface Waste Management, Inc. (SSWM). Mr. Beattie brings over 24 years experience in the environmental service industry with expertise in business development, operations and project management. In early September of 2000, under the directions of Mr. Beattie, SSWM formed an Engineering Services Division of four professionals which to direct, support and execute project assignments within SSWM and provide these same services to the water treatment and agriculture subsidiaries within U.S. Microbics. The Engineering Services Division is headquartered in Littleton, Colorado where Mr. Behzad Mirzayi, MS, P.E., manages the office as Chief Engineer and Executive Vice President of SSWM.

Mr. Behzad Mirzayi, MS, P.E. has over 19 years experience in diversified areas of engineering, construction, and management. Mr. Behzad Mirzayi, MS, P.E. is a registered Professional Engineer, Nationally and in the States of Colorado, Montana, Nebraska, North Dakota, Utah and Wyoming and a Licensed General Contractor in the States of Idaho and New Mexico. He has extensive experience managing office and field staffs and professionals involved in multi-discipline design and construction projects and management of profit and loss centers. He has a diverse background in all types of management, civil, environmental, geotechnical and structural engineering, construction management, technical supervision analysis and design, and construction oversight, cost and time management, risk evaluation, cost estimation and client and regulatory interface for mining, industrial, oil and gas facilities. His major areas of specialization include engineering design and construction management, geotechnical and structural design, and the determination and implementation of remedial corrective measures associated with soil and groundwater contamination due to oil and gas industrial and mining activities.

Messers'. Beattie and Mirzayi are both officers and directors. of Sub Surface Waste Management Inc.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001.


The Company had revenues of $142,698 during the three months ended December 31, 2002, as compared to $14,776 of revenues for the same period in 2001. Revenues for the three months ended December 31, 2002 consisted primarily of bio-remediation of hydro-carbons in contaminated soil for the state of South Carolina. Gross profit for the quarter ended December 31, 2002 was $37,721 or 26.4% of sales compared to $1,219 or 8.2% of sales for the corresponding period in fiscal 2001.

Selling, general and administrative ("SG&A") expenses for first quarter of fiscal year 2002 totaled $257,573 compared to $223,007 for the same period in fiscal year 2001. SG&A expenses for the first quarter of fiscal year 2002 consisted of occupancy, payroll, accounting, legal, consulting, and public relations expenses.

The Company incurred a net loss of $227,101 and had negative cash flows from operations of $223,476 for the three months ended December 31, 2002 compared to a net loss of $221,778 and negative cash flows from operations of $236,149 for the three months ended December 31, 2001. Basic and diluted net loss per share was $.04 for the three months ended December 31, 2002 compared to a loss of $4.44 for the three months ended December 31, 2001. The decrease was due to the increase in weighted average shares outstanding of 6,445,646 for the three months ended December 31, 2002 compared to 50,000 for the corresponding three months ended December 31, 2001.

For the three months ended December 31, 2002 the Company has generated only limited revenues of $142,698. During this same period, the Company incurred a net loss of $234,601 and had negative cash flows from operations of $223,476. As of December 31, 2002, the Company has an accumulated deficit of $5,844,375. The Company incurred net losses of $845,326 in fiscal 2002, and $2,934,974 in fiscal 2001.

Although the Company is expecting to increase revenues during the next three quarters of fiscal 2003, and for the fiscal year ended 2004, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. In order to continue implementing the Company's strategic plan, the Company is planning on raising up-to an additional $4,500,000 net of placement fees from a private placements beginning in February of 2003. The funds are targeted as follows $100,000 for the purchase of capital equipment and license fees; $400,000 for the purchase of microbial blend inventory; $3,500,000 for business development, acquisitions and general working capital; and $500,000 for capital to increase the Company's technical services capability. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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


LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

Cash totaled $82 as of December 31, 2002. During the three months ended December 31, 2001, the Company raised $139,500 net of placement fees of $7,500 from issuance of preferred stock. As of December 31, 2002, the Company has negative working capital of $188,290 as compared to negative working capital of $10,236 as of December 31, 2001. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to December 31, 2002 the Company has borrowed $47,500, net of debt discount and debt offering costs. The Company believes that it will raise sufficient cash to continue its operations through September 30, 2003, and anticipates that cash generated from anticipated private placements and projected revenues during the next three quarters of fiscal 2003 will enable it to fulfill cash needs for fiscal 2003 and through fiscal 2004 operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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



                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.
                  None

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In a stock exchange agreement to acquire 100% of outstanding of Sub Surface Waste Management Inc., the Company issued 10,824,000 shares of restricted common stock and 5,360,000 shares of restricted Series A preferred stock.

         During the three months ended December 31, 2002, the Company raised $137,000 net of finder fees, from the issuance of 143,070 restricted shares of common stock These transactions were valued at $0.96 per share. The shares of stock issued pursuant to the private placement were registered under the Securities Act of 1933, as amended.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

         On December 10, 2002, the stockholders of the Registrant approved amendments to the Certificate of Incorporation. The principal changes to the Certificate of Incorporation were that the Registrant changed its name to Sub Surface Waste Management of Delaware, Inc. and increased its authorized number of shares to 300,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.

         On December 13, 2002, the stockholders approved the acquisition of Sub Surface Waste Management Inc.("SSWM"), a Nevada Corporation, by acquiring all of its outstanding common and preferred share. The shareholders approved the issuance of 10,824,000 shares of common stock and 5,360,000 shares of preferred shares in a one for one exchange so that the Company acquired 100% of SSWM at the completion of the stock exchange.

ITEM 5.           OTHER INFORMATION .

         On February 4, 2003, the Company borrowed $47,500 net of discounts and placement fees.by issuing note payable to an investor. The note bears interest at the rate of 10% per annum and is due 90 days from February 4, 2003 for the principal amount of $55,000 plus accrued interest. At the option of the Company the note can be extended for an additional 90 day term with an additional fee of $5,000 being paid to the investor.. The note is to be collateralized by stock held for investment or sale by the Company. The note holder has the option of converting the note into restricted common stock of the Company based on the trading value of the common stock. (See paragraph below.)

         On January 27th, 2003 the Company filed Form 211 with the National Association of Securities of Security Dealers ("NASD"), pursuant to Rule 15c2-11 of Securities and Exchange Commission. Form 211 is an application for the outstanding common stock of the Company to be publically traded on the over-the-counter bulletin board. On February 4, 2003, the NASD responded with a comment letter regarding the application. The Company is preparing its response to the comment letter. The Company anticipates that the application process will be completed in approximately 60 days from the date filed.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         The Company filed a Current Report on Form 8-K on October 24, 2002 reporting a change in ownership control by the issuance of 800,000 restricted shares of Common Stock to Sol Tech Corporation, pursuant to a consulting contract on October 21, 2002, and the acquisition of 2,100,000 restricted shares of common stock by USM Capital Group, Inc. from Gregory J. Chachas on October 24, 2002. Both USM Capital Group, Inc., and Sol Tech Corporation. are affiliates of U.S. Microbics, Inc. The Company reported that Robert C. Brehm had been appointed as a director to replace Gregory J. Chachas who had resigned as an officer and director. The Company also reported that its headquarters had been changed to 5922-B Farnsworth Court, Carlsbad, CA 92008

EXHIBIT

         10.1.    Consulting Agreement with Sol Tech


On December 11, 2002, the Company filed a Current Report on Form 8-K as the result of changing its fiscal year end to September 30 from December 31.

The Company filed a Current Report on Form 8-K on December 30, 2002 reporting the acquisition of Sub Surface Waste Management, Inc.,("SSWM") a Nevada Corporation. The Company acquired 100% of the outstanding common and preferred shares of shares of SSWM by issuing 10,824,000 shares if common stock and 5,360,000 shares of preferred stock in a one for one stock exchange. The Company also reported that its stockholders approved amendments to the certificate of incorporation, the principal changes were the Registrant changed its name to Sub Surface Waste Management of Delaware, Inc. and the authorized shares of common stock was increased to 300 million shares and the authorized preferred stock was increased to 50 million shares, both have a par value of $.001.

EXHIBITS

         3.1.1. Amended and Restated Certificate of Incorporation filed December 16, 2002

         10.1. Capital Stock Exchange and Agreement between the Registrant and the stockholders and option holders of Sub Surface Waste Management, Inc., a Nevada corporation


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                                   SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC.


Date: February 18, 2003           By:    /s/ Bruce S. Beattie
                                     ------------------------------------------
                                         Bruce S. Beattie, President and
                                         Chief Executive Officer

                                  By:    /s/ Conrad Nagel
                                     ------------------------------------------
                                         Conrad Nagel, Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Sub Surface Waste Management of Delaware, Inc., (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bruce S. Beattie, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 /S/ BRUCE S. BEATTIE
 --------------------
Bruce S. Beattie


                                    Chief Executive Officer
                                    February 18, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Sub Surface Waste Management of Delaware, Inc., (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Conrad Nagel, Principal Accounting Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 /S/CONRAD NAGEL
 ---------------
Conrad Nagel


                                    Principal Accounting Officer
                                    February 18, 2003