Form 10QSB/A
period 2002-12-31
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2003-02-26
CIK 789887

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                  FORM 10-QSB/A
(Mark One)

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


PART I - FINANCIAL INFORMATION
ITEM 1.  RESTATED FINANCIAL STATEMENTS

                    SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC., AND SUBSIDIARY
                              (FORMERLY COVINGHAM CAPITAL CORPORATION)
                                CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                    AS OF
                                                                                 DECEMBER 31,
                                                                                    2002
ASSETS                                                                           (Unaudited)
                                                                                 (Restated)
                                                                                 ------------
CURRENT ASSETS:
     Cash                                                                        $        82
     Accounts receivable                                                              61,458
     Prepaid expenses and other assets                                                42,713
     Costs and estimated profit in excess of billings                                 44,906
                                                                                 ------------
          Total current assets                                                       149,159
PROPERTY AND EQUIPMENT, NET                                                            6,457
DEPOSITS                                                                             254,825
                                                                                 ------------
          Total assets                                                           $   410,441
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                       $    66,846
     Due to affiliates                                                               205,663
     Notes payable, related parties                                                   66,940
                                                                                 ------------
          Total current liabilities                                                  339,449

                                                                                 ------------
          Total liabilities                                                      $   339,449
                                                                                 ============


Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
              Series A; 50,000,000 shares authorized; 5,360,000 issued
          and outstanding; aggregate liquidation preference of $53,600,000;
          net of discount of $17,458.                                              5,700,762

STOCKHOLDERS' DEFICIT :
     Common stock; $.001 par value; 300,000,000 shares authorized;
          16,475,784 issued and outstanding                                           16,476
     Additional paid-in capital                                                      200,672
     Accumulated deficit                                                          (5,846,918)
                                                                                 ------------
          Total stockholders' deficit                                             (5,629,770)
                                                                                 ------------
          Total liabilities and stockholders' deficit                            $   410,441
                                                                                 ============

         The notes to consolidated condensed financial statements are an integral part of these statements.

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC., AND SUBSIDIARY
                    (FORMERLY COVINGHAM CAPITAL CORPORATION)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          FOR THE THREE
                                                    MONTHS ENDED DECEMBER 31,
                                                    -------------------------
                                                      2002              2001
                                                    (Restated)
                                                  -------------    -------------

Revenues                                          $    142,698     $     14,776

Cost of revenues                                       104,977           13,557
                                                  -------------    -------------

Gross profit                                            37,721            1,219

Selling, general and administrative expenses           257,073          223,007
                                                  -------------    -------------

Loss from operations                                  (219,352)        (221,788)

Other income (expense):

Interest income                                            360               --

Interest expense                                        (8,109)              --
                                                  -------------    -------------

Net loss                                          $   (227,101)    $   (221,788)
                                                  =============    =============
Net loss per common share (basic and diluted)
  (Note 4):                                       $       (.02)    $      (4.44)

Weighted average common shares outstanding           10,690,957          50,000

          The notes to consolidated condensed financial statements are an integral part of these statements.


                    SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC., AND SUBSIDIARY
                              (FORMERLY COVINGHAM CAPITAL CORPORATION)
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                         FOR THE THREE
                                                                     MONTHS ENDED DECEMBER 31,
                                                                     -------------------------
                                                                       2002            2001
                                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(227,101)      $(221,788)
   Adjustment to reconcile net loss to cash used in
        operating activities:
   Depreciation                                                           509           2,079
   Stock, stock options, and warrants in exchange for services         18,147              --
   Decrease (increase) in:
          Accounts receivable                                         (56,469)          7,193
          Prepaid expense, deposits and other                           9,593           7,502
          Estimated profit in excess of billings                       39,524         (35,241)
   Increase (decrease) in:
          Accounts payable and accrued expenses                        (3,702)          4,106
                                                                    ----------      ----------
NET CASH USED IN OPERATING ACTIVITIES                                (219,499)       (236,149)
                                                                    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      --          (3,285)
                                                                    ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                                      --          (3,285)
                                                                    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Preferred stock and stock options in private
         Placements                                                        --              --
   Issuance of stock and warrants in private placements               137,000              --
   Loan from affiliates                                                78,156         205,012
   Loans from related parties                                              --          30,000
   Stock offering costs                                                (7,500)             --
                                                                    ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             207,656         235,012
                                                                    ----------      ----------

DECREASE IN CASH                                                      (11,843)         (4,422)
CASH AT BEGINNING OF PERIOD                                            11,925           4,422
                                                                    ----------      ----------
CASH AT END OF PERIOD                                               $      82       $      --
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

         SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC., AND SUBSIDIARY

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         DECEMBER 31, 2002 (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements of Sub Surface Waste Management of Delaware, Inc. and Subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to made the information not misleading, the company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2002. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

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

         DECEMBER 31, 2002 (UNAUDITED)

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

         DECEMBER 31, 2002 (UNAUDITED)

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

         DECEMBER 31, 2002 (UNAUDITED)

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

         DECEMBER 31, 2002 (UNAUDITED)


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

6. SUBSEQUENT EVENTS

         On February 4, 2003, the Company received $47,500 net of discounts and placement fees by issuing a note payable for $55,000 to an investor. The note bears interest at the rate of 10% per annum and is due 90 days from February 4, 2003 for the principal amount of $55,000 plus accrued interest. At the option of the Company the note can be extended for an additional 90 day term with an additional fee of $5,000 being paid to the investor. The note is collateralized by stock held for investment or sale by the Company. The note holder has the option of converting the note into restricted common stock of the Company based on the trading value of the common stock. (See paragraph below.)

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

8. CONVERTIBLE PREFERRED STOCK

         During the three months ended December 31, 2002, the company issued 360,000 shares of convertible preferred Series A stock for services valued at $18,000, or $.05 per share. The preferred stock is convertible into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year.

         On the date of issuance of the preferred stock, the effective conversion price was at a discount to the price of the common stock into which it is convertible. As s result, the Company recorded an $18,000 dividend relative to the beneficial conversion feature. The dividend is being accreted to retained earnings over the period up to the earliest conversion date, resulting in accretion of $542 for the period ending December 31, 2002.

         SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC., AND SUBSIDIARY

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         DECEMBER 31, 2002 (UNAUDITED)


9. CORRECTION OF ERRORS

         The Company has restated its unaudited financial statements for the three months ended December 31, 2002. This action was taken as the result of the following:

1. An adjustment was made to correct amounts due to affiliates for a prior period unrecorded liability and properly reclassify accounts payable out of amounts due to affiliates.

2. An adjustment was made to properly classify convertible preferred stock amounts included in equity, which should have been classified outside of permanent equity and to recognize and accrete the beneficial conversion feature on convertible preferred stock to retained deficit.

3. An adjustment was made to correct weighted average shares outstanding which resulted in no change to the previously disclosed basic and diluted loss per share.


The impact of these adjustments on the Company's consolidated financial results as originally reported is summarized below:


                                                         December 31, 2002
                                         ----------------------------------------------------------
                                           As Reported         As Adjusted         Difference
Accounts payable and accrued
   expenses                              $      62,869         $    66,846      $      3,977
Due to affiliates                              207,640             205,663             1,977
Convertible preferred stock                      5,360           5,700,762         5,695,402
Additional paid-in capital                   5,895,531             200,672        (5,694,859)
Accumulated deficit.                       $(5,844,375)        $(5,846,918)     $     (2,543)


                                     PART I

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

In August of 29, 2000, Bruce Beattie was named President of Sub-Surface Waste Management, Inc. (SSWM). Mr. Beattie brings over 28 years experience in the environmental service industry with expertise in business development, operations and project management. In early September of 2000, under the directions of Mr. Beattie, SSWM formed an Engineering Services Division of four professionals which to direct, support and execute project assignments within SSWM and provide these same services to the water treatment and agriculture subsidiaries within U.S. Microbics. The Engineering Services Division is headquartered in Littleton, Colorado where Mr. Behzad Mirzayi, MS, P.E., manages the office as Chief Engineer and Executive Vice President of SSWM.

Mr. Behzad Mirzayi, MS, P.E. has over 20 years experience in diversified areas of engineering, construction, and management. Mr. Behzad Mirzayi, MS, P.E. is a registered Professional Engineer, Nationally and in the States of Colorado, Montana, Nebraska, North Dakota, Utah and Wyoming and a Licensed General Contractor in the States of Idaho and New Mexico. He has extensive experience managing office and field staffs and professionals involved in multi-discipline design and construction projects and management of profit and loss centers. He has a diverse background in all types of management, civil, environmental, geotechnical and structural engineering, construction management, technical supervision analysis and design, and construction oversight, cost and time management, risk evaluation, cost estimation and client and regulatory interface for mining, industrial, oil and gas facilities. His major areas of specialization include engineering design and construction management, geotechnical and structural design, and the determination and implementation of remedial corrective measures associated with soil and groundwater contamination due to oil and gas industrial and mining activities.

Messers'. Beattie and Mirzayi are both officers and directors of Sub Surface Waste Management Inc.

This 10-QSB has been amended to restate the financial statement due to errors in the original filing and to include all required officer certifications. The primary corrections were to increase convertible preferred stock by $5,695,402 through a reclassification out of the equity section, recognize $18,000 as a beneficial conversion feature and accrete $543 of the discount to retained earnings. See footnote number 9 of the financial statements.

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

Selling, general and administrative ("SG&A") expenses for first quarter of fiscal year 2002 totaled $257,073 compared to $223,007 for the same period in fiscal year 2001. SG&A expenses for the first quarter of fiscal year 2002 consisted of occupancy, payroll, accounting, legal, consulting, and public relations expenses.

The Company incurred a net loss of $227,101 and had negative cash flows from operations of $219,499 for the three months ended December 31, 2002 compared to a net loss of $221,778 and negative cash flows from operations of $236,149 for the three months ended December 31, 2001. Basic and diluted net loss per share was $.02 for the three months ended December 31, 2002 compared to a loss of $4.44 for the three months ended December 31, 2001. The decrease was due to the increase in weighted average shares outstanding of 6,445,646 for the three months ended December 31, 2002 compared to 50,000 for the corresponding three months ended December 31, 2001.

For the three months ended December 31, 2002 the Company has generated only limited revenues of $142,698. During this same period, the Company incurred a net loss of $227,101 and had negative cash flows from operations of $219,499. As of December 31, 2002, the Company has an accumulated deficit of $5,846,918. The Company incurred net losses of $845,326 in fiscal 2002, and $2,934,974 in fiscal 2001.

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

The Company through oversight, filed a draft version of its December 31, 2002, 10-QSB with the SEC, which resulted in the filing of this 10-KSB/A

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

Cash totaled $82 as of December 31, 2002. During the three months ended December 31, 2001, the Company raised $137,000 net of placement fees of $7,500 from issuance of common stock. As of December 31, 2002, the Company has negative working capital of $190,290 as compared to negative working capital of $10,236 as of December 31, 2001. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

ITEM 5.           OTHER INFORMATION .

         On February 4, 2003, the Company borrowed $47,500 net of discounts and placement fees by issuing note payable to an investor. The note bears interest at the rate of 10% per annum and is due 90 days from February 4, 2003 for the principal amount of $55,000 plus accrued interest. At the option of the Company the note can be extended for an additional 90 day term with an additional fee of $5,000 being paid to the investor. The note is to be collateralized by stock held for investment or sale by the Company. The note holder has the option of converting the note into restricted common stock of the Company based on the trading value of the common stock. (See paragraph below.)

         On January 27th, 2003 the Company filed Form 211 with the National Association of Securities of Security Dealers ("NASD"), pursuant to Rule 15c2-11 of Securities and Exchange Commission. Form 211 is an application for the outstanding common stock of the Company to be publicly traded on the over-the-counter bulletin board. On February 4, 2003, the NASD responded with a comment letter regarding the application. The Company has prepared and submitted its response to the comment letter on February 13, 2003. The Company anticipates that the application process will be completed in approximately 60 days from the date filed.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         6(a) Exhibits filed with this Form 10--QSB

                  Exhibit 99.1 - Certification of Bruce S. Beattie pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2 - Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.3 - Certification of Bruce S. Beattie pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.4 - Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002


         6(b) Reports on From 8-K

         The Company filed the following Reports the SEC on the following dates:

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

         The Company filed a Current Report on Form 8-K on December 30, 2002 reporting the acquisition of Sub Surface Waste Management, Inc.,("SSWM") a Nevada Corporation. The Company acquired 100% of the outstanding common and preferred shares of shares of SSWM by issuing 10,824,000 shares if common stock and 5,360,000 shares of preferred stock in a one for one stock exchange. The Company also reported that its stockholders approved amendments to the certificate of incorporation, the principal changes were the Registrant changed its name to Sub Surface Waste Management of Delaware, Inc. and the authorized shares of common stock was increased to 300 million shares and the authorized preferred stock was increased to 50 million shares, both have a par value of $.001

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                   SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC.

Date: February 20, 2003           By:    /s/ Bruce S. Beattie
                                     ------------------------------------------
                                         Bruce S. Beattie, President and
                                         Chief Executive Officer

                                  By:    /s/ Conrad Nagel
                                     ------------------------------------------
                                         Conrad Nagel, Chief Financial Officer