Form 10QSB
period 2003-03-31
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2003-05-20
CIK 789887

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

      For the quarter ended March 31, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from to Commission File No.: 0-14213

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
                    (Formerly, Covingham Capital Corporation)
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

         Common Stock, $0.001 par value per share - 16,535,784 shares outstanding as of March 31, 2003

Transitional Small Business Disclosure Format (check one):  Yes |_|; No  |X|

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  RESTATED FINANCIAL STATEMENTS

                    SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC. AND SUBSIDIARY
                              (FORMERLY, COVINGHAM CAPITAL CORPORATION)
                                CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                    AS OF
                                                                                   March 31,
                                                                                    2003
ASSETS                                                                           (Unaudited)
                                                                                 ------------
CURRENT ASSETS:
     Cash                                                                        $     6,133
     Accounts receivable                                                               5,941
     Prepaid expenses and other assets                                                50,422
     Costs and estimated profit in excess of billings                                121,912
                                                                                 ------------
          Total current assets                                                       184,408
PROPERTY AND EQUIPMENT, NET
     Office Equipment                                                                  5,566
     Manufacturing Equipment                                                           5,147
                                                                                 ------------
                                                                                      10,713
     Less:  Accumulated Depreciation                                                  (4,765)
                                                                                 ------------
                                                                                       5,948

DEPOSITS                                                                             254,825
                                                                                 ------------
          Total assets                                                           $   445,181
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                       $    97,110
     Due to affiliates                                                               265,194
     Notes payable, related parties                                                  271,940
                                                                                 ------------
          Total current liabilities                                                  634,244

                                                                                 ------------
          Total liabilities                                                      $   634,244
                                                                                 ------------

MINORITY INTEREST                                                                   (141,814)

Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
          Series A; 10,000,000 shares authorized; 5,360,000 issued
          and outstanding; aggregate liquidation preference of $53,600,000.            5,360

STOCKHOLDERS' DEFICIT:
     Common stock; $.001 par value; 300,000,000 shares authorized;
          16,535,784 issued and outstanding                                           16,536
     Additional paid-in capital                                                    5,943,471
     Accumulated deficit                                                          (6,012,616)
                                                                                 ------------
          Total stockholders' deficit                                                (47,249)
                                                                                 ------------
          Total liabilities and stockholders' deficit                            $   445,181
                                                                                 ============


 See accompanying footnotes to the unaudited condensed consolidated financial statements.



                          SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC. AND SUBSIDIARY
                                    (FORMERLY, COVINGHAM CAPITAL CORPORATION)
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                          FOR THE SIX                     FOR THE THREE
                                                    MONTHS ENDED MARCH 31,             MONTHS ENDED MARCH 31,
                                                  ------------------------------    ---------------------------
                                                      2003              2002            2003           2002
                                                  -------------    -------------    ------------   ------------
Revenues                                          $    238,505     $     73,387     $     95,807   $     58,611

Cost of revenues                                       193,578           60,465           88,601         46,908
                                                  -------------    -------------    ------------   ------------

Gross profit                                            44,927           12,922            7,206         11,703

Selling, general and administrative expenses           398,470          439,844          141,397        216,837
                                                  -------------    -------------    ------------   ------------

Loss from operations                                  (353,543)        (426,922)       (134,191)      (205,134)

Other income (expense):

Interest (expense), net                                (34,759)              --         (27,000)            --

Loss on sale of asset                                       --           (4,833)             --         (4,833)
                                                  -------------    -------------    ------------   ------------
                                                       (34,759)          (4,833)        (27,000)        (4,833)

Minority Interest                                       (5,042)               --         (4,500)           --
                                                  -------------    -------------    ------------   ------------
Net Loss Before Income Taxes                          (393,344)         (431,755)      (165,691)      (209,967)

Income tax (benefit) expenses                               --               --              --             --
                                                  -------------    -------------    ------------   ------------

Net loss                                          $   (393,344)    $   (431,755)    $  (165,691)   $  (209,967)
                                                  =============    =============    ============   ============
Net loss per common share (basic and diluted)     $       (.08)    $      (8.64)           (.03)         (4.20)

Weighted average common shares outstanding            4,982,207          50,000       4,982,207         50,000


           See accompanying footnotes to the unaudited condensed consolidated financial statements.




                    SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC. AND SUBSIDIARY
                              (FORMERLY, COVINGHAM CAPITAL CORPORATION)
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                     FOR THE SIX               FOR THE THREE
                                                                 MONTHS ENDED MARCH 31,    MONTHS ENDED MARCH, 31
                                                                 -----------------------   -----------------------
                                                                    2003         2002        2003         2002
                                                                 (Restated)
                                                                 ----------   ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $(393,344)   $(431,755)   $(165,691)   $(209,967)
   Adjustment to reconcile net loss to cash used in
      operating activities:
   Depreciation                                                      1,018        3,130          509        1,051
   Loss on sale of asset                                                --        4,833           --        4,833
   Minority interest                                              (141,814)          --     (141,814)          --
   Benefit conversion feature                                        5,042           --        4,500           --
   Stock, stock options, and warrants in exchange for services      18,000           --         (147)          --
   Decrease (increase) in:
          Accounts receivable                                         (952)      13,774       55,517        6,581
          Prepaid expense, deposits and other                       14,991       12,099        5,388        4,597
          Estimated profit in excess of billings                   (37,482)     (92,029)     (77,006)     (56,788)
   Increase (decrease) in:
          Accounts payable and accrued expenses                     26,562       27,253       30,264       23,147
                                                                 ----------   ----------   ----------   ----------
NET CASH USED IN OPERATING ACTIVITIES                             (507,979)    (462,695)    (288,480)    (226,546)
                                                                 ----------   ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   --       (3,285)          --           --
   Sale of asset                                                        --       45,000           --       45,000
                                                                 ----------   ----------   ----------   ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                               --       41,715           --       45,000
                                                                 ----------   ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Preferred stock and stock options in private
         Placements                                                     --           --           --           --
   Issuance of common stock in private placements                  159,500           --       30,000           --
   Loan from affiliates                                            142,687      400,490       64,531      195,478
   Loans from related parties                                      200,000       38,150      200,000        8,150
                                                                 ----------   ----------   ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          502,187      438,640      294,531      203,628
                                                                 ----------   ----------   ----------   ----------

DECREASE IN CASH                                                    (5,792)      17,660        6,051       22,082
CASH AT BEGINNING OF PERIOD                                         11,925        4,422           82           --
                                                                 ----------   ----------   ----------   ----------
CASH AT END OF PERIOD                                            $   6,133    $  22,082    $   6,133    $  22,082
                                                                 ==========   ==========   ==========   ==========


            See accompanying footnotes to the unaudited condensed consolidated financial statements.



                     SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC. AND SUBSIDIARY
                                  (FORMERLY, COVINGHAM CAPITAL CORP)
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)(CONTINUED)

                                                         FOR THE SIX               FOR THE THREE
                                                     MONTHS ENDED MARCH 31,    MONTHS ENDED MARCH 31,
                                                     ----------------------    ----------------------
                                                      2003           2002        2003          2002
                                                     --------      --------    --------      --------
Supplemental disclosures of non-cash
   Investing and financing activities:

Common stock issued in exchange for services         $18,000       $    --     $  (147)      $    --
Common stock issued in recapitalization              $ 5,652       $    --     $    --       $    --

Cash paid for:
    Interest                                         $    --       $    --     $    --       $    --
    Income taxes                                     $    --       $    --     $    --       $    --


See accompanying footnotes to the unaudited condensed consolidated financial statements.

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
                       (FORMERLY, COVINGHAM CAPITAL CORP)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
                       (FORMERLY, COVINGHAM CAPITAL CORP)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

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

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
                       (FORMERLY, COVINGHAM CAPITAL CORP)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

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

         On December 13, 2002, the Company issued 500,000 shares of common stock under an S-8 registration statement. Employees of the Company and its affiliates received 28,000 shares, consultants to the Company received 402,000 shares and officers and directors of the Company received 70,000 shares

         On December 16, 2002, Robert C. Brehm resigned as President of the Company. On that same date Bruce S. Beattie was elected as President and Chief Executive Officer of the Company

         As of March 31, 2003, U.S. Microbics, Inc., and subsidiaries control 70.89% of the outstanding stock of the Company.

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
                       (FORMERLY, COVINGHAM CAPITAL CORP)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)


3. DEPOSITS

         Included in deposits are two certificates of deposits, which total $251,778. Both certificates of deposits are pledged as collateral on letters of credit issued to the State of South Carolina in lieu of performance bonds on two remediation projects.

         One certificate of deposit is for $184,211, earns interest at the rate of 2.9% per annum, and serves as collateral for a letter of credit issued to the State of South Carolina in the amount of $175,000. The letter of credit is dated May 22, 2002 and expires on May 22, 2004. The certificate of deposit will be released as collateral for the letter of credit when the project is completed, which is expected to occur prior to the expiration of the letter of credit on May 22, 2004. If necessary, the letter of credit could be extended if additional time is required to complete the job.

         The second certificate of deposit is for $67,567, earns interest at the rate of 1.95% per annum, and serves as collateral for a letter of credit issued to the State of South Carolina, in the amount of $67,567. The letter of credit is dated September 4, 2002 and expires on August 27, 2004. The certificate of deposit will be released as collateral for the letter of credit when the project is completed, which is expected to occur prior to the expiration of the letter of credit on August 27, 2004. If necessary, the letter of credit could be extended if additional time is required to complete the job.

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
                       (FORMERLY, COVINGHAM CAPITAL CORP)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)


4. CAPITAL STOCK

         On December 10, 2002, the Board of Directors authorized a change in the Company's Articles of Incorporation to change its fiscal year end from December 31, to September 30. Also, the Articles of Incorporation were amended to change the Company's name to Sub Surface Waste Management of Delaware, Inc. and increase the authorized number of shares to 300,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2003, the Company has issued and outstanding 16,535,784 shares of common stock and 5,360,000 shares of convertible preferred stock.

         During the six months ended March 31, 2003, the Company received cash proceeds, net of finder costs of $7,500, totaling $159,500 pursuant from the issuance of 334,000 shares of restricted common stock.


5. CONVERTIBLE PREFERRED STOCK

         During the six months ended March 31, 2003, the company issued 360,000 shares of convertible preferred Series A stock for services valued at $18,000, or $.05 per share. The preferred stock is convertible into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year. The Company also issued 5,000,000 shares of convertible preferred Series A stock to its parent Company, U.S. Microbics, Inc. valued at $5,706,720 to pay off an intercompany balance as of September 30, 2002.

         On the date of issuance of the preferred stock, the effective conversion price was at a discount to the price of the common stock into which it is convertible. As result, the Company recorded an $18,000 dividend relative to the beneficial conversion feature. The dividend is being accreted to retained earnings over the period up to the earliest conversion date, resulting in accretion of $5,042 for the period ending March 31, 2003.

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

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

In August of 29, 2000, Bruce Beattie was named President of Sub-Surface Waste Management, Inc. (SSWM). Mr. Beattie brings over 28 years experience in the environmental service industry with expertise in business development, operations and project management. In early September of 2000, under the directions of Mr. Beattie, SSWM formed an Engineering Services Division of four professionals which to direct, support and execute project assignments within SSWM and provide these same services to the water treatment and agriculture subsidiaries within U.S. Microbics. The Engineering Services Division is headquartered in Littleton, Colorado where Mr. Behzad Mirzayi, MS, P.E., manages the office as Chief Operating Officer Engineer and Executive Vice President of SSWM.

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

Messers'. Beattie and Mirzayi are both officers and directors of Sub Surface Waste Management Inc.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2002.

The Company had revenues of $238,505, and $95,807 during the six months and three months ended March 31, 2003, an increase of 325 and 163 percent compared to $73,387, and $58,611 of revenues for the same period in 2002. Revenues for the six months, and three months ended March 31, 2003 consisted primarily of bio-remediation of hydro-carbons in contaminated soil for the state of South Carolina. Gross profit for the quarter ended March 31, 2003 was $44,927 or 19% of sales compared to $12,922 or 18% of sales for the corresponding period in fiscal 2002.

Selling, general and administrative ("SG&A") expenses for the six months and three months ended March 31, 2003 totaled $398,470, and $141,397 compared to $439,844, and $216,837 for the same period in fiscal year 2002. SG&A expenses for the six months, and three months ended March 31, 2003 consisted of occupancy, payroll, accounting, legal, consulting, and public relations expenses. The 9 and 34 percent reduction in SG&A expenses was attributed to better control of costs and the use of internal resources rather than outsourcing various expenses.

The Company incurred a net loss of $393,344 and $165,691, had negative cash flows from operations of $507,979, and $288,480 for the six months, and three months ended March 31, 2003 compared to a net loss of $431,755, and $209,967 and negative cash flows from operations of $462,695, and $226,546 for the six months and three months ended March 31, 2002. Basic and diluted net loss per share was $.08, and $.03 for the six months, and three months ended March 31, 2003 compared to a loss of $8.64, and $4.20 for the six months and three months ended March 31, 2002. The decrease was due to the increase in weighted average shares outstanding of 4,932,207 for the six months and three months ended March 31, 2003 compared to 50,000 for the corresponding six months and three months ended March 31, 2002.

For the six months and three months ended March 31, 2003 the Company has generated only limited revenues of $238,505, and $95,807. During this same period, the Company incurred a net loss of $393,344, and $165,691, and had negative cash flows from operations of $507,979, and $288,480. As of March 31, 2003, the Company has an accumulated deficit of $6,012,616. The Company incurred net losses of $845,326 in fiscal 2002 and $2,934,974 in fiscal 2001.

Although the Company is expecting to increase revenues during the next two quarters of fiscal 2003, and for the fiscal year ended 2004, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. In order to continue implementing the Company's strategic plan, the Company is planning on raising up-to an additional $4,500,000 net of placement fees from a private placements beginning in February of 2003. The funds are targeted as follows $100,000 for the purchase of capital equipment and license fees; $400,000 for the purchase of microbial blend inventory; $3,500,000 for business development, acquisitions and general working capital; and $500,000 for capital to increase the Company's technical services capability. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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


LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

Cash totaled $6,133 as of March 31, 2003. During the six months ended March 31, 2003, the Company raised $159,400 net of placement fees of $7,500 from issuance of common stock. As of March 31, 2003, the Company has negative working capital of $449,836. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to March 31, 2003 the Company has borrowed $33,900 from its affiliate.
The Company believes that it will raise sufficient cash to continue its operations through September 30, 2003, and anticipates that cash generated from anticipated private placements and projected revenues during the next two quarters of fiscal 2003 will enable it to fulfill cash needs for fiscal 2003 and through fiscal 2004 operations.

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

The independent auditors report on our September 30, 2002 financial statements included in the Form 10-KSB states that our difficulty in generating sufficient cash flow to meet its obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

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

         During the six months ended March 31, 2003, the Company raised $159,500 net of finder fees, from the issuance of 334,000 restricted shares of common stock These transactions were valued at $0.96 and $0.50 per share. The shares of stock issued pursuant to the private placement were registered under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

ITEM 5. OTHER INFORMATION .

         On February 4, 2003, the Company borrowed $47,500 net of discounts and placement fees. by issuing note payable to an investor. The note bears interest at the rate of 10% per annum and is due 90 days from February 4, 2003 for the principal amount of $55,000 plus accrued interest. At the option of the Company the note can be extended for an additional 90 day term with an additional fee of $5,000 being paid to the investor. The note is to be collateralized by stock held for investment or sale by the Company. The note holder has the option of converting the note into restricted common stock of the Company based on the trading value of the common stock. (See paragraph below.)

         On March 11, 2003, the Company borrowed $100,000 net of discounts and placement fees. by issuing note payable to an investor. The note bears interest at the rate of 10% per annum and is due 90 days from March 11, 2003 for the principal amount of $100,000 plus accrued interest. At the option of the Company the note can be extended for an additional 90 day term with an additional fee of $5,000 being paid to the investor. The note is to be collateralized by stock held for investment or sale by the Company. The note holder has the option of converting the note into restricted common stock of the Company based on the trading value of the common stock. (See paragraph below.)

         On March 25, 2003, the Company borrowed $50,000 net of discounts and placement fees. by issuing note payable to an investor. The note bears interest at the rate of 10% per annum and is due 90 days from March 25, 2003 for the principal amount of $50,000 plus accrued interest. At the option of the Company the note can be extended for an additional 90 day term with an additional fee of $5,000 being paid to the investor. The note is to be collateralized by stock held for investment or sale by the Company. The note holder has the option of converting the note into restricted common stock of the Company based on the trading value of the common stock. (See paragraph below.)

         On January 27th, 2003 the Company filed Form 211 with the National Association of Securities of Security Dealers ("NASD"), pursuant to Rule 15c2-11 of Securities and Exchange Commission. Form 211 is an application for the outstanding common stock of the Company to be publically traded on the over-the-counter bulletin board. On March 3, 2003, the NASD responded with a comment letter regarding the application. The Company has prepared and submitted its response to the comment letter on March 10, 2003. The Company anticipates that the application process will be completed in approximately 60 days from the date of this response filed.

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

                  Exhibit 99.1 - Certification of Bruce S. Beattie pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2 - Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.3 - Certification of Bruce S. Beattie pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.4 - Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002

         6(b) Reports on From 8-K

         The Company filed the following Reports to the SEC on the following dates:

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

                                   SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC.

Date: May 19, 2003                 By: /s/ Bruce S. Beattie
                                       -----------------------------------------
                                       Bruce S. Beattie, President and
                                       Chief Executive Officer

                                   By: /s/ Conrad Nagel
                                       -----------------------------------------
                                       Conrad Nagel, Chief Financial Officer