Form 10QSB
period 2003-06-30
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2003-08-14
CIK 789887

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



|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2003
                        Commission File No.: 033-03378-D

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
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

         Common Stock, $0.001 par value per share - 16,535,784 shares outstanding as of July 28, 2003

Transitional Small Business Disclosure Format (check one):  Yes |_|; No  |X|

================================================================================

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet:
                               June 30, 2003
                  Condensed Consolidated Statements of Losses:
                              Three Months Ended June 30, 2003 and 2002
                              Nine Months Ended June 30, 2003 and 2002

                            Condensed Consolidated Statements of Cash Flows:
                              Nine Months Ended June 30, 2003 and 2002

                  Notes to Unaudited Condensed Consolidated Financial
                  Information: June 30, 2003

         Item 2.  Management's Discussion and Analysis

         Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


                    SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC., AND SUBSIDIARY
                               CONSOLIDATED CONDENSED BALANCE SHEET


                                                                                  June 30,
                                                                                    2003
ASSETS                                                                           (Unaudited)
                                                                                 ------------
CURRENT ASSETS:
     Cash                                                                        $     1,567
     Accounts receivable,net                                                          20,812
     Prepaid expenses and other assets                                                30,829
     Costs and estimated profit in excess of billings                                194,836
                                                                                 ------------
          Total current assets                                                       248,044
PROPERTY AND EQUIPMENT, NET
     Office Equipment                                                                  5,566
     Manufacturing Equipment                                                           5,147
     Vehicles                                                                          8,851
                                                                                 ------------
                                                                                      19,564
     Less:  Accumulated Depreciation                                                  (5,421)
                                                                                 ------------
                                                                                      14,143

DEPOSITS                                                                             260,359
                                                                                 ------------
          Total assets                                                           $   522,546
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                       $   133,667
     Due to affiliates                                                               510,643
     Notes payable, related parties                                                  295,140
                                                                                 ------------
          Total current liabilities                                                  939,450

                                                                                 ------------
          Total liabilities                                                      $   939,450
                                                                                 ============

Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
              Series A; 10,000,000 shares authorized; 5,360,000 issued
          and outstanding; aggregate liquidation preference of $53,600,000.            5,360

STOCKHOLDERS' DEFICIT :
     Common stock; $.001 par value; 300,000,000 shares authorized;
          16,535,784 issued and outstanding                                           16,536
     Additional paid-in capital                                                    5,943,471
     Accumulated deficit                                                          (6,382,271)
                                                                                 ------------
          Total stockholders' deficit                                               (416,904)
                                                                                 ------------
          Total liabilities and stockholders' deficit                            $   522,546
                                                                                 ============

                             See accompanying footnotes to the unaudited
                            condensed consolidated financial statements.


                              SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC., AND SUBSIDIARY
                                        (FORMERLY, COVINGHAM CAPITAL CORPORATION)
                                     CONSOLIDATED CONDENSED STATEMENTS OF LOSSES
                                                       (UNAUDITED)

                                                          FOR THE NINE                      FOR THE THREE
                                                      MONTHS ENDED JUNE 30,              MONTHS ENDED JUNE 30,
                                                 ------------------------------    -----------------------------
                                                     2003              2002            2003          2002
                                                 -------------    -------------    ------------     ------------
Revenues                                         $    367,622     $    152,883     $    129,117     $     79,496

Cost of revenues                                      289,572          139,348           95,994           78,883
                                                 -------------    -------------    -------------    -------------

Gross profit                                           78,050           13,535           33,123              613

Selling, general and administrative expenses          787,467          620,416          242,142          180,572
                                                 -------------    -------------    -------------    -------------

Loss from operations                                 (709,417)        (606,881)        (209,019)        (179,959)

Other income (expense):

Interest income                                         5,894               --            5,534               --

Interest expense                                      (59,473)              --          (24,354)              --
Provision for income tax                                   --               --               --               --
Loss on sale of asset                                      --           (4,833)              --               --

Minority Interest                                          --               --               --               --
                                                 -------------    -------------    -------------    -------------

Net loss                                         $   (762,996)    $   (611,714)    $   (227,839)    $   (179,959)
                                                 =============    =============    =============    =============
Net loss per common share (basic and diluted)
  (Note 4):                                      $       (.06)    $     (12.23)            (.02)           (3.60)

Weighted average common shares outstanding         12,482,485           50,000       12,482,485           50,000

                                       See accompanying footnotes to the unaudited
                                      condensed consolidated financial statements.


                    SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC., AND SUBSIDIARY
                              (FORMERLY, COVINGHAM CAPITAL CORPORATION)
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                          FOR THE NINE
                                                                      MONTHS ENDED JUNE 30,
                                                                    --------------------------
                                                                       2003            2002
                                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(762,996)      $(611,714)
   Adjustment to reconcile net loss to cash used in
        operating activities:
   Depreciation                                                         1,675           3,639
   Loss on sale of asset                                                   --           4,833
   Benefit conversion feature                                           9,542              --
   Stock, stock options, and warrants in exchange for services         18,000              --
   Decrease (increase) in:
          Accounts receivable                                         (15,823)         16,748
          Prepaid expense, deposits and other                          24,546         (38,581)
          Estimated profit in excess of billings                     (110,406)       (108,410)
   Increase (decrease) in:
          Accounts payable and accrued expenses                        63,119          10,855
                                                                    ----------      ----------
NET CASH (USED IN) OPERATING ACTIVITIES                              (772,343)       (722,630)
                                                                    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (8,851)         (3,285)
   Sale of asset                                                           --          45,000
                                                                    ----------      ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (8,851)         41,715
                                                                    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Preferred stock and stock options in private
         Placements                                                        --              --
   Issuance of common stock and warrants in private placements        167,000              --
   Loan from affiliates                                               383,136         609,553
   Loans from related parties                                         228,200          66,940
   Stock offering costs                                                (7,500)             --
                                                                    ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             770,836         676,493
                                                                    ----------      ----------

DECREASE IN CASH                                                      (10,358)         (4,422)
CASH AT BEGINNING OF PERIOD                                            11,925           4,422
                                                                    ----------      ----------
CASH AT END OF PERIOD                                               $   1,567       $      --
                                                                    ==========      ==========

                                 See accompanying footnotes to the unaudited condensed consolidated financial statements.

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC., AND SUBSIDIARY
                       (FORMERLY, COVINGHAM CAPITAL CORP)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)(CONTINUED)

                                                         FOR THE NINE
                                                   MONTHS ENDED JUNE 30,
                                                   -------------------------
                                                   2003                2002
                                                   ----                ----
Supplemental disclosures of non-cash Investing and financing activities:

Common stock issued in exchange for services      $18,000      $        --
Common stock issued in recapitalization           $ 5,652      $        --
Cash paid for:
    Interest                                      $    --      $        --
    Income taxes                                  $    --      $        --




                  See accompanying footnotes to the unaudited condensed consolidated financial statements.

         SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC., AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            JUNE 30, 2003 (UNAUDITED)

NOTE 1.  SUMMARY OF ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.



BUSINESS AND BASIS OF PRESENTATION

Sub Surface Waste Management of Delaware, Inc. ("Company") was formed under the laws of the state of Delaware. The Company designs, installs and operate soil remediation proprietary systems.

The consolidated financial statements include the companies which are effectively controlled directly by the Company, where control is defined as the power to govern the financial and operating policies. This control is generally evidenced when the Company directly or indirectly owns more than 50% or the voting rights of the company's share capital. Significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes.

As of June 30, 2003, U.S. Microbics, Inc., and subsidiaries control 70.89% of the outstanding stock of the Company.


NOTE 2.  ACQUISITION

On December 13, 2002, the Company entered into a Capital Stock Exchange Agreement ("Agreement") with Covington Capital Corp. ("Covington") an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes, the Company shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired was $ 1,853 From January 1986 until the date of the Agreement, Covington was an inactive corporation with no significant assets and liabilities.

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's shareholders were exchanged for an aggregate of 10,824,000 shares of the Covington common stock and 5,360,000 shares of Covington preferred stock. The value of the stock that was issued was the historical cost of the Covington's net tangible assets, which did not differ materially from their fair value. In addition, holders of the Company's options to acquire Series A Preferred stock exchanged their options for options to acquire the Company's Series A preferred stock.

In accordance with Accounting Principles Board Opinion No. 16, the Company is the acquiring entity.

Also effective with the Agreement, Covington changed its name to Sub Surface Waste Management of Delaware, Inc., increased its authorized shares of $.001 par value common stock to 300,000,000 and $.001 par value preferred shares to 50,000,000.

Note 3.  DEPOSITS

         Included in deposits are two certificates of deposits, which total $251,778. Both certificates of deposits are pledged as collateral on letters of credit issued to the State of South Carolina in lieu of performance bonds on two remediation projects, Off Ramp # 83 and McGill's Store.

         One certificate of deposit issued by Community National Bank is for $184,211, and earns interest at the rate of 2.9% per annum, and serves as collateral for a letter of credit issued to the State of South Carolina, on the Off Ramp #83 job in the amount of $175,000. The letter of credit is dated May 22, 2002 and expires on May 22, 2004. The certificate of deposit will be released as collateral for the letter of credit when the Off Ramp # 83 job project is completed, which is expected to occur prior to the expiration of the letter of credit on May 22, 2004. If necessary, the letter of credit could be extended if additional time is required to complete the job.

         SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC., AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            JUNE 30, 2003 (UNAUDITED)

        The second certificate of deposit issued by Bank of America is for $67,567, and earns interest at the rate of 1.95% per annum, and serves as collateral for a letter of credit issued to the State of South Carolina, on the McGill's Store job in the amount of $67,567. The letter of credit is dated September 4, 2002 and expires on August 27, 2004. The certificate of deposit will be released as collateral for the letter of credit when the McGill's Store job project is completed, which is expected to occur prior to the expiration of the letter of credit on August 27, 2004. If necessary, the letter of credit could be extended if additional time is required to complete the job.


Note 4.  NET LOSS PER SHARE

         Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. During the nine months ended June 30, 2003 and 2002, common stock equivalents are not considered because they would be anti-dilutive.

Note 5.  EQUITY FINANCING CAPITAL STOCK

         On December 10, 2002, the Board of Directors authorized a change in the Company's Articles of Incorporation to change its fiscal year end from December 31, to September 30. Also, the Articles of Incorporation were amended to change the Company's name to Sub Surface Waste Management of Delaware, Inc. and increase the authorized number of shares to 300,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2003, the Company has issued and outstanding 16,535,784 shares of common stock and 5,360,000 shares of convertible preferred stock.

         During the nine months ended June 30, 2003, the Company received cash proceeds, net of finder costs of $7,500, totaling $159,500 from the issuance of 334,000 shares of restricted common stock. For the three months ended June 30, 2003 the Company did not issue any shares of Preferred or Common stock.

Note 6.  GOING CONCERN

         To date, the Company has relied on advances from its parent Company, U.S. Microbics, Inc., and private placements of equity and debt to fund its operating and capital requirements. The Company is planning on raising additional capital of $4,500,000, net of placement fees, through the issuance of stock in private placements after its stock is publicly traded. The Company is currently developing business opportunities and operations through its wholly-owned subsidiary. There can be no assurance that such additional equity financing will be available on terms acceptable to the Company, if at all or that such business opportunities will occur as planned, if at all. Based upon the current financial condition of the Company, additional capital will be required in order for the Company to continue its ongoing operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         On January 27th, 2003 the Company filed Form 211 with the National Association of Security Dealers ("NASD"), pursuant to Rule 15c2-11 of Securities and Exchange Commission. Form 211 is an application for the outstanding common stock of the Company to be publicly traded on the Over-the-Counter Bulletin Board. The NASD responded with a series of comment letters regarding the application. The Company has responded to comments letters to date. While the Company cannot predict when and if its application will be approved, it is working diligently to have its application be approved.

Note 7.  CONVERTIBLE PREFERRED STOCK

         During the nine months ended June 30, 2003, the company issued 360,000 shares of convertible preferred Series A stock for services valued at $18,000, or $.05 per share, which presents the fair value of the services received and which did not differ materially from the value of the stock issued. The preferred stock is convertible into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year. The Company also issued 5,000,000 shares of convertible preferred Series A stock to its parent Company, U.S. Microbics, Inc. valued at $5,706,720 to pay off an intercompany balance as of September 30, 2002. On the date of issuance of the preferred stock, the effective conversion price was at a discount to the price of the common stock into which it is convertible. As result, the Company recorded an $18,000 dividend relative to the beneficial conversion feature. The dividend is being accreted to retained earnings over the period up to the earliest conversion date, resulting in accretion of $9,542 for the period ending June 30, 2003.

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

                                   THE COMPANY

The Company's business is to combine engineering services, engineer and execute ex-situ soil remediation projects using the Bio-Raptor(TM) technology for all manner of hydrocarbon treatment and install and operate groundwater and in-situ soil remediation systems it designs, installs and operates to remediate all hydrocarbons. Treatment may be in-situ (in-ground), using wells and subsurface injection/extraction points to administer the Company's proprietary microbial blends for bioremediation of various waste streams. The Company also provides ex-situ above ground treatment services using its Bio-Raptor(TM) system in conjunction with its proprietary microbial blends, providing direct technical engineering consultation as needed. The Company's products consist of unique collections of microbial cultures developed over a thirty-year period. The Company has cultured specific microbial blends to address specific identified wastes. The Company's in-house technicians work with assigned Project Engineers to develop a site-specific engineered-remedial solution that will meet or exceed regulatory agency requirements.

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

The Company's remediation technologies, including those currently being developed, meet the requirements of the various industries as well as the United States Environmental Protection Agency's provisions for application of naturally occurring and non-genetically modified microbes. Management believes that the Company's products and supporting engineering services are superior to existing technologies and technology providers in terms of energy efficiency, ease of manufacturing, breadth of usefulness and cost. The Company microbial products have received approval as "relatively safe" from the U.S. Department of Agriculture, its highest rating.

The Company through its parent, U.S. Microbics, Inc., operates within an organizational structure of multiple corporations for the purpose of segmenting its operations into distinct units for proprietary microbe or "bug" production, research and development ("R&D"), licensing and patent protection and the sale and licensing of microbial products and related services to specific market segments. As the public holding company, U.S. Microbics, Inc., coordinates the deployment of the Microbial Technology to its subsidiaries that in turn will license the technology and sell products and related services to end users. The Company and its management are described more fully below:

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

Messers'. Beattie and Mirzayi are both officers and directors of its wholly-owned subsidiary Sub Surface Waste Management Inc.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2002.

The Company had revenues of $367,622, and $129,117 respectively during the nine months and three months ended June 30, 2003, an increase of 240 and 162 percent as compared to $152,883, and $79,496 of revenues for the same period in 2002. Revenues for the nine months, and three months ended June 30, 2003 consisted primarily of bio-remediation of hydro-carbons in contaminated soil for the state of South Carolina. Gross profit for the quarter ended June 30, 2003 was $33,123 or 25.65% of sales compared to $613 or 0.77% of sales for the corresponding period in fiscal 2002.

Selling, general and administrative ("SG&A") expenses for the nine months and three months ended June 30, 2003 totaled $787,467, and $242,142 respectively compared to $620,416, and $180,572 for the same period in fiscal year 2002. SG&A expenses for the nine months, and three months ended June 30, 2003 consisted of occupancy, payroll, accounting, legal, consulting, and public relations expenses. The 26.92, and 34.09 percent increase in SG&A expenses was attributed to increase in lost proposal costs, insurance expenses, and interest expenses.

The Company incurred a net loss of $762,996, and $227,839, and had negative cash flows from operations of $772,343, and $264,364 respectively for the nine months, and three months ended June 30, 2003 compared to a net loss of $611,714, and $179,959 and negative cash flows from operations of $722,630, and $259,935 for the nine months, and three months ended June 30, 2002. Basic and diluted net loss per share was $.06, and $.02 for the nine months, and three months ended June 30, 2003 compared to a loss of $12.23, and $3.60 for the nine months, and three months ended June 30, 2002. The decrease was due to the increase in weighted average shares outstanding of 12,482,485 for the nine months, and three months ended June 30, 2003 compared to 50,000 for the corresponding nine months, and three months ended June 30, 2002.

For the nine months, and three months ended June 30, 2003 the Company has generated only limited revenues of $367,622, and $129,117. During this same period, the Company incurred a net loss of $762,996, and $227,839, and had negative cash flows from operations of $772,343, and $259,935. As of June 30, 2003, the Company has an accumulated deficit of $6,382,271. The Company incurred net losses of $845,326 in fiscal 2002, and $2,934,974 in fiscal 2001.

Although the Company is expecting to increase revenues during the next quarter of fiscal 2003, and for the fiscal year ended 2004, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. In order to continue implementing the Company's strategic plan, the Company is planning on raising up-to an additional $4,500,000 net of placement fees from a private placements after its stock is publicly traded. The funds are targeted as follows $100,000 for the purchase of capital equipment and license fees; $400,000 for the purchase of microbial blend inventory; $3,500,000 for business development, acquisitions and general working capital; and $500,000 for capital to increase the Company's technical services capability. Until its stock is publicly traded and the Company can raise capital of its own, it must rely upon its parent U.S. Microbics as its primary funding source. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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


LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

Cash totaled $1,567 as of June 30, 2003. During the nine months ended June 30, 2003, the Company raised $159,500 net of placement fees of $7,500 from issuance of common stock to accredited investors. As of June 30, 2003, the Company has negative working capital of $691,406 (which included $510,643 due to affiliates) as compared to negative working capital of $110,985 as of June 30, 2002. The Company will need to continue to raise funds by various financing methods such as private placements and advance from its parent company U.S. Microbics, Inc. to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements.

To date, the Company has financed its operations principally through sales of equity securities and debt. Subsequent to June 30, 2003 the Company has borrowed $15,000 from its affiliate.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity through a Private Placement Memorandum in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization , management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The effect of inflation on the Company's operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The Company's independent certified public accountant has stated in his report included in the Company's September 30, 2002 SEC Form 10KSB that the Company has incurred operating losses from its inception , and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Certain prior period amounts have been reclassified for comparative purposes.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No.142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with definitive lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs to be included in results from operations may be necessary. SFAS No.142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test is recorded as a cumulative effect of a change in accounting principle. The adoption of SFAS 142 had no material impact on the Company's condensed financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company has adopted SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that a similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued Statement No.149, " Amendment of Statement of 133 on Derivative Instruments and Hedging Activities ", which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The adoption of this statement did not have a material impact on the Company's financial position.

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.
                  None

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.
                  (a)      None
                  (b)      None
                  (c)      None


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.



                 None.



ITEM 5.           OTHER INFORMATION

                  None


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

                  Exhibit 99.1 - Certification of Bruce S. Beattie pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2 - Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.3 - Certification of Bruce S. Beattie pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.4 - Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002


         6(b) Reports on From 8-K

         On May 8, 2003, the Company filed a Current Report on Form 8-K dated May 7, 2003 reporting under Item 4, a change in the Company's certifying accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                   SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC.

Date: August 13, 2003           By:    /s/ Bruce S. Beattie
                                     ------------------------------------------
                                         Bruce S. Beattie, President and
                                         Chief Executive Officer

                                  By:    /s/ Conrad Nagel
                                     ------------------------------------------
                                         Conrad Nagel, Chief Financial Officer