Form 10KSB
period 2003-09-30
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2004-01-14
CIK 789887

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year ended: SEPTEMBER 30, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From ____ to ____

                        Commission File Number: 33-3378-D

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                    (FORMERLY COVINGHAM CAPITAL CORPORATION)
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                            51-0401125
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    6451-C EL CAMINO REAL, CARLSBAD, CA 92009
               (Address of principal executive offices) (Zip Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the twelve months ended September 30, 2003 were $432,754

         As of January 8, 2004, there are approximately 4,174,000 shares of common voting stock of the Company held by non-affiliates having an aggregate market value of $196,200.

         As of January 8, 2004, there were 18,716,000 shares of the Company's Common Stock outstanding.

         Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.

                                   FORM 10-KSB

                    For Nine Months Ended September 30, 2002

                                                                         Page
                                                                         ----
                                     PART I
                                     ------

Item 1. Description of Business.........................................   3

Item 2. Description of Properties.......................................  22

Item 3. Legal Proceedings ..............................................  22

Item 4. Submission of Matters to a Vote of Security Holders ............  22

                                     PART II
                                     -------

Item 5. Market for Common Equity and Related Stockholder Matters........  24

Item 6. Management Discussion and Analysis or Plan of Operation ........  25

Item 7. Financial Statements ...........................................  F-1 to
                                                                          F-19

Item 8. Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosures ................................  26

Item 8(a).  Controls and Procedures ....................................  26

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act .............  27

Item 10. Executive Compensation ........................................  29

Item 11. Security Ownership of Certain Beneficial Owners and Management.  32

Item 12. Certain Relationships and Related Transactions ................  34

Item 13 Exhibits and Reports on Form 8-K................................  35

Item 14. Item 14. Principal Accountant's Fees and Services..............  36

Signatures .............................................................  37

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.adnas.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview
--------

The Company engages in developing, manufacturing and selling engineered remediation solutions for clean up of toxic waste releases to soil and/or groundwater and the bio-recycling of spent activated carbon filtration media. The treatments may be made directly to the contaminated soil or groundwater in the location at which the contamination was found ("in situ"), using wells and subsurface injection/extraction points to administer the Company's proprietary microbial blends for bioremediation of various waste streams, or the treatments may require excavation of contaminated soil or pumping of groundwater ("ex situ"), and washing activated carbon filtration media with microbes to Bio-recycle with the Company providing technical engineering consultation and microbial blends to its teaming partners and/or executing the work directly as a contractor. We also provide comprehensive civil and environmental engineering project management services including specialists to design, permit, build and operate environmental waste clean-up treatment systems using conventional, biological and filtration technologies.

History

The Company was incorporated under the laws of the state of Utah on January 30, 1986 and was re-domiciled in the State of Delaware in February, 2001 under the name of Covingham Capital Corporation ("Covingham"). Covingham was an inactive publicly registered shell corporation with no significant assets or operations. On December 13, 2002, Covingham entered into a Capital Stock Exchange Agreement ("Agreement") with the stockholders of Sub Surface Waste Management, Inc. ("SSWM"), a wholly-owned subsidiary of U.S. Microbics, Inc. organized under the laws of the State of Nevada. Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by SSWM stockholders were exchanged for an aggregate of 10,774,000 shares of the Covingham's common stock and 5,360,000 shares of the Covingham's Series A Convertible Preferred stock.

Following the consummation of the Capital Stock Exchange Agreement, in December of 2002, Covingham's name was changed to Sub Surface Waste Management of Delaware, Inc.

INDUSTRY BACKGROUND

         On December 11, 1980, Congress enacted the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as Superfund. This law provided broad federal authority to respond directly to releases or threatened releases of hazardous substances that may endanger public health or the environment. CERCLA established prohibitions and requirements concerning closed and abandoned hazardous waste sites, provided for liability of persons responsible for releases of hazardous waste at these sites, and established a trust fund to provide for cleanup when no responsible party could be identified.

         After the enactment of CERCLA, states also began to regulate in the area of environmental protection. Many states now have environmental protection departments.

         The purchase or management of contaminated industrial property can result in staggering liability to the property owner or manager. Under federal law, an "owner" or "operator" of property is strictly liable for the release of any hazardous substance on or under the property. Further, the current owner or operator may be responsible for the cleanup of all previous contamination if it did not investigate the existence of hazardous substances prior to the purchase.

         Today, the remediation or cleanup of hazardous materials from the environment represents a $50 billion service industry and is a part of the approximately $205 billion spent annually in the U.S. for all environmental related products and services (source Environmental Business Journal(R)). While the terms "remediate" and "clean-up" are often applied interchangeably, they are defined differently. "Remediation" is the removal or treatment of hazardous contaminants to levels or standards imposed by regulatory agencies, which may neither restore the site to "pristine" condition, nor to the condition existing prior to the activities causing the contamination. The remediation levels or standards established by regulatory agencies are primarily based upon health risk assessments. These risk assessments analyze the danger to public health and safety from various exposures to the contaminants discovered. The risks of exposure, plus the severity of the exposure itself, are the principal factors in determining the remediation standards. "Clean-up" of a site, however, achieves levels of contamination at or below the detectable level required by regulatory agencies. When this is possible, land use opportunities improve, thereby enhancing the economic benefits to be derived from the property.

         One of the methods used to remediate or clean-up toxic waste is bioremediation. Bioremediation is a treatment process that uses naturally occurring microorganisms, such as yeast, fungi or bacteria, to breakdown hazardous substances into less toxic, or even non-toxic, substances. Bioremediation technologies assist the growth of microorganisms and increase microbial populations by creating optimum environmental conditions for them to detoxify the maximum amount of contaminants. The specific type of bioremediation technology used is determined by several factors, including the type of microorganisms present, the site conditions, and the quantity and toxicity of contaminant chemicals. Different microorganisms degrade different types of compounds and survive under different conditions. Bioremediation treatments may be in situ or ex situ. In situ bioremediation treats the contaminated soil or groundwater in the location in which it was found. Ex situ bioremediation processes require excavation of contaminated soil or pumping of groundwater before treatment.

         Bioremediation encompasses opportunities not only for the remediation or cleanup of commercial and industrial sites, but of government sites as well.

MISSION

         As of the end of the year 2003, contaminated during the last 20 years only a fraction of cleanup sites have met and received regulatory agency closure. The Company's goal is to take advantage of changes in the environmental remediation market from traditional remediation technologies, which are costly and time-consuming, to bioremediation technology, which the Company believes is state of the art. Clients in the oil and gas, transportation, land development, and petro-chemical industries are interested in source eliminating technologies, such as bioremediation, to treat contaminated property in a timely and cost effective manner.

         Specifically, the Company's mission is to become the leading bioremediation expert in the on-site treatment and elimination of petroleum hydrocarbon constituents, including methyl-tertiary-butyl-ether ("MTBE"), and to apply its licensed proprietary microbial blends, using patented treatment processes, for both traditional toxic materials and newly emerging urgent issues.

         According to the U.S. Environmental Protection Agency ("EPA") and the American Petroleum Institute, 73% of the 180,567 active retail gasoline service sites in the U.S. have reported and documented releases with MTBE impacts to soil and ground water. The Company estimates that the market for MTBE remediation may be worth as much as $6 billion. MTBE is the reformulated "clean fuel" oxygenate additive in the process of being banned, nationwide, for the adverse impact its release with gasoline has caused to soil, water and groundwater in the United States. The Company is capturing work in this market, it can achieve 25-30% gross profit before tax. If it is successful in capturing approximately 1% of this market and in acquiring revenue generating engineering companies, assuming that other, more effective or inexpensive methods of remediating the effects of MTBE are not discovered, the Company anticipates that its revenues could grow to $100 million by the end of 2006.

REMEDIATION SERVICES AND PRODUCTS
---------------------------------

         The Company provides engineered remediation solutions for cleanup of toxic waste releases to soil and/or groundwater. To date, these services have been sold principally in the United States. Treatment may be in situ, using wells and subsurface injection/extraction points to administer the Company's proprietary microbial blends for bioremediation of various waste streams. The Company also provides ex situ treatment services using its Bio-Raptor system in conjunction with its proprietary microbial blends, providing direct technical engineering consultation as needed.

         The Company's products consist of unique collections of microbial cultures developed over a thirty-year period and licensed to the Company by XyclonyX, a subsidiary of U.S. Microbics, Inc. The Company uses these cultured specific microbial blends to address specific identified wastes. The Company's in-house technicians work with an assigned Project Engineer to develop a site-specific engineered-remedial solution that will meet or exceed regulatory agency requirements.

Some of the past uses of the Company's products and processes include, but are not limited to, the following:

         o In situ bioremediation of underground contaminants in soil and/or groundwater;

         o        Ex situ bioremediation of contaminants;

         o        Biorecycling of spent activated carbon filtration media; and

         o Open-water (both fresh and marine) containment/treatment bioremediation.

         The Company's remediation technologies, including those currently being developed, meet the requirements of the various industries as well as the EPA provisions for application of naturally occurring and non-genetically modified microbes. Management believes that the Company's products are superior to existing technologies in terms of energy efficiency, ease of manufacturing, breadth of usefulness and cost. The XyclonyX microbial products have received approval as "relatively safe" from the U.S. Department of Agriculture, its highest rating.

BIO-RAPTOR(TM)
--------------

         Bio-Raptor(TM) is the Company's patented ex-situ bioremediation treatment system for cleaning up hydrocarbon-contaminated soil. The Bio-Raptor(TM) screens and treats soil contamination on-site, thereby reducing costs, maximizing material treatment surface area and aeration, reducing retention time, minimizing potential liability through on-site treatment and eliminating contaminant transportation-related risks and site downtime.

         Bio-Raptor(TM) has high-throughputs of up to 500 tons per hour with larger and smaller customized models engineered to fit specific site remediation requirements. The Company has signed a Technology License Agreement with an affiliate, Xyclonyx, granting the Company a sub-license to use products, technical information and patent processes related to the Bio-Raptor(TM).

BAC(TM) & BIO-GAC(TM)

         BAC(TM) and BioGAC(TM) are our biorecycling technologies used to reactivate or extend the service life of on-line activated carbon filtration media used to control toxic pollutant emissions from both air and water waste streams.

PROPRIETARY MICROBIAL BLENDS
----------------------------

         The Company purchases blends from an affiliate, West Coast Fermentation Center, which manufactures and uses its own microbial blends for bioremediation purposes. These blends include the following products:

         MTBECTOMY(TM) - Formulated specifically to address the need for rapid remediation of MTBE and its daughter products such as TBA. MTBEctomy(TM) is injected directly into impacted soil & groundwater resources to bioremediate the gasoline fraction containing MTBE in situ for underground leakage and cleanup of gasoline/fuel containment vessels (e.g. gasoline station tanks, etc.). The Company is currently the only licensee of this process for in situ treatment of petroleum contamination.

         REMEDILINE(TM)-30XH - Formulated to deal effectively with the heavy, tarry types of oils, coal tars, and organic sludges. This product is particularly well suited for phenolic and other aromatic chemical structure wastes. Usually the product of choice for coking and wood preserving wastes.

         REMEDILINE(TM)-30XFA - Biological above ground site remediation process.

         The foregoing blends can also be customized, depending upon the waste stream to be treated. Tougher waste streams require more expensive, customized blends and the Company can charge higher costs per ton for treatment.

TECHNOLOGY LICENSING
--------------------

         In special circumstances or where economic incentives exist for it to do so, the Company has licensed its technology and services to qualified entities. Most recently, Tetra Tech Inc., (NASDAQ:TTEK), a provider of consulting, engineering and technological services, has a non-exclusive license from the Company the BAC(TM) & Bio-GAC(TM) carbon recycling technology for distribution in the U.S. and Mexico.

         The Company will continue to license its technology and services as a core business strategy. The Company is actively seeking licensees in the European Union and in South and East Asia. As in the U.S., the Company's technology can be licensed to property developers, major oil companies, equipment manufacturers, toxic and hazardous waste generators, and remediation companies.

MARKETS FOR REMEDIATION PRODUCTS

         Contaminated property in need of remediation or cleanup may be public or private, used by the government or by commerce and industry. If the 1980s was the era of investigation, then the 1990's and beyond will be the era of implementation, remediation, and reduction or control, both here and abroad. Sites previously studied are now moving into the remediation phase, with sites like Fernald, Ohio and Hanford, Washington costing over $1 billion each for remediation. Government contracting assignments make up less than 50% of expenditures for remediation or cleanup. Approximately 65% of expenditures for remediation or cleanup were made in the past, and continue to be made, by private industry.

         Furthermore remediation, once implemented, is not unchanging. Property is assessed for risk based upon its proposed uses. Changed uses or changing scientific health data regarding the dangers associated with particular exposures may also change the remediation standards for the property. For example, in recent years, dangers associated with exposure to MTBE and chlorinated solvents in potable groundwater have created an increased need for definitive treatment technologies. The Company's bioremediation applications technology enables its clients to address changing remediation standards by up-grading existing installed treatment systems and/or in situ source removal.

         Many businesses generate contamination as a byproduct of their processes. For example, the Company estimates that there are approximately 17,000 active dry cleaning facilities in the U.S. that contain some level of contamination. The Company estimates that conventional technology costs for cleanup range from $100,000 to $2,000,000 per site. The Company believes that its biotechnology could save the dry cleaning industry up to 50% of the cost of conventional solutions and significantly shorten the cleanup time for on-site treatment.

         The Company's patented in-situ application of all-natural, non-genetically engineered bacteria has successfully proven to remediate dry cleaner solvents containing tetrachloroethene (PCE or PERC). In a One Hour Martinizing(TM) site located in southeastern Michigan, during a period of approximately 90 days the Company's solution removed more than 60% of the volatile organic compounds, commonly known as VOCs, detected in the soil prior to treatment. Aside from removing the VOCs, the Company's technology generated non-detectable levels of vinyl chloride and methyl chloride during the remediation processes. The Company believes that this result is far superior to conventional methods of remediation and cleanup.

         Underground storage tanks also pose a major problem in the U.S. due to the disastrous effects of leakage into soil and/or groundwater systems, creating a direct pathway to humans and livestock from potable water resources. MTBE and petroleum hydrocarbons are toxic to humans and both state and federal regulatory agencies require these wastes to be immediately cleaned up. The vast number of tanks, tank farms, terminals and refineries and their proximity to people is illustrated in the following facts, taken from Superfund documents:

         o Through December 2002 , states most recently reported to the U.S.EPA 412,000 confirmed retail gasoline station releases, includes active and closed.

         o MTBE remains persistent in groundwater drinking supplies after gasoline cleanup. SOURCE: USEPA

         o 180,567 active retail gasoline stations in the U.S. Of these, 73% had reported releases with MTBE.

         o        MTBE has become a ubiquitous groundwater contaminant. SOURCE:
                  AMERICAN PETROLEUM INSTITUTE

         MTBE has become the real problem in leaking underground storage tank remediation as this ether based clean fuel additive product moves exponentially through soils and groundwater, outdistancing gasoline constituents that typically cling to soils and remain perched atop groundwater regimes. Conventional mechanical extraction technologies are unable to remove MTBE concentrations sufficient to achieve site closure.

         Even after the cleanup and upgrade of leaking underground storage tanks, residual waste and new waste continue to drive the industry forward toward remediation, cleanup, and source reduction.

         In addition to the basic needs of environmental management and remediation of hazardous and toxic sites, wastewater treatment will continue to expand as urban growth in the 21st century puts ever-greater pressure on limited water resources. Management believes that the Company's engineering applications can assist the wastewater treatment industry to further reduce processed water consumption through incorporation of microbial treatment with membrane filtration and reverse osmosis technologies.

         Management believes that both large corporations and small, independent entrepreneurs can benefit from the Company's engineering services, proprietary microbial products and patented treatment application processes for in situ and ex situ clean up of environmental impacts to soil and groundwater and for bio-recycling of spent activated carbon filtration media. Examples include:

o MAJOR OIL COMPANIES with impacts to surrounding soil and groundwater from sudden and uncontrolled releases of petroleum products at retail stations, terminals, pipelines, barges, ships and refineries.

o MAJOR TOXIC AND HAZARDOUS WASTE TREATMENT AND DISPOSAL COMPANIES with a desire to comply with existing permit conditions and extend the actual or potential life of present storage and treatment sites and facilities through on-site remediation of stored waste-streams and control of nuisance odors.

o MANUFACTURERS WITH FIXED POINT SOURCE FACILITIES such as automotive, aerospace and electronic component manufacturers.

o SPECIALTY ENVIRONMENTAL REMEDIATION COMPANIES, which have not been previously exploited (for example, hydrocarbon waste stream treatment at the municipal waste treatment facility, emergency cleanup response companies, open-water clean-up, habitat restoration in environmentally sensitive locals, etc.).

o COMPANIES WHO WANT TO REPLACE EXISTING, LESS EFFICIENT TREATMENT TECHNOLOGIES IN THEIR RESPECTIVE NICHE MARKETS, for example, agricultural processors, paper and cellulose waste-stream producers, golf courses, poultry, pork, beef, and fish processors, and medical and hospitality waste-streams, to reduce their environmental disposal problems.

         The Company's representative clients include, UNOCAL, BARMAC (Brown & Root, McDermott), BP-ARCO, Chevron, Allied Waste Company, American Industrial Manufacturing Services (Denso North America), Attorneys Pepper Hamilton, LLP, Caratron Industries, Inc., and Horsehead Industries, Signal Hill Petroleum, Global Solutions, Inc. & Fletcher Oil Co., LLC, Hopkins Real Estate Group, The Arthur Pearlman Group, One Hour Martinizing(TM), Applied Technical Solutions, ATC Associates, Enviro-Sciences and S&ME Consulting Engineers, ISE (InSinkErator), City of Chula Vista, CA, MFG/Tetra Tech, Grupo Protexa de Mexico, Charles Taylor Consultants of Mexico (Agents for Lloyd's of London Insurance Underwriters) and the South Carolina Department of Health & Environmental Control.

COMPETITION

         There are various methods that can be used to remediate soil. A comparison of these methods and the advantages and disadvantages of each method is shown in the table below.

-----------------------------------------------------------------------------------------------------------------------
                                           ALTERNATIVE REMEDIATION METHODS
-----------------------------------------------------------------------------------------------------------------------
METHOD                PRO                                      CON
Thermal Description   Works for gasoline and light             Low temperature heat only removes volatile
                      hydrocarbons.                            constituents.

Incineration          At high temperatures, can sufficiently   Expensive excavation. Can generate more hazardous
                      burn most compounds.                     compounds.
                      works for light hydrocarbons.            Projects can last many years. Expensive. Doesn't
                                                               remediate heavy fuels.

Vapor Extraction      Works for light hydrocarbons. Can be     Lengthy time frames. Doesn't work for heavy
Bio-venting           inexpensive.                             fuels.

Air Sparging          Works for light hydrocarbons.            Lengthy time frames. Doesn't work for heavy fuels.
                                                               Treatment can take many years. Expensive. Carbon
                                                               Filters often become obstructed. Carbon Filters must
Pump and Treat        Unobtrusive method.                      be recycled and waste disposed in traditional landfill.

Landfill Disposal     Contamination no longer is on your       You are now legally responsible for the ENTIRE
                      property.                                landfill.

Bio-stimulation       Can be inexpensive.                      Can last longer than Pump and Treat methods.

Bio-augmentation      Inexpensive. Can remediate all           Can last several months but remediates at the source.
                      contaminants. Unobtrusive.
-----------------------------------------------------------------------------------------------------------------------

         The costs of the most popular treatment methods are shown below. The range of costs is based on types of wastes, their concentrations and the status of local or state and federal regulatory permit conditions at time of disposal:

TREATMENT METHOD                            COSTS PER GALLON OR TON
-------------------------------------------------------------------

Pump and treat with carbon                  @ 5 GPM, $.04-$.06 per gallon
Landfill disposal (if available)            $25-$100 per ton plus tax,
                                              transportation and licenses
Mobile Incineration (on site)               $150-$400 per ton
Fixed Incineration (on site)                $300-$1,000 per ton
Stabilization/fixation                      $100-$200 per ton

On Site (ex situ) Treatment by the Company with Bio-GAC(TM) and the
-------------------------------------------------------------------
Bio-Raptor(TM) System
---------------------

Bio-GAC(TM)                                 @ 5GPM, $.025-.03 per gallon
Bioremediation (bio-augmentation)           $15 to $100 per ton

         The Company's licensed microbial cultures were created by George Robinson, father of Mery Robinson, a director of U.S. Microbics, Inc.' George Robinson empirically derived many new custom blends that have benefits that the Company believes have never been duplicated in similar treatment quantities. Management believes that the ultra-high count fermentation methods in George Robinson's custom blends yield microorganism counts that may be unmatched in the industry. Consequently, the concentrated fermentation product can be highly effective in small quantities. Management believes that these unique blends are often more effective than many of the blends of the Company's competitors. Management believes that the unique blends, high microorganism counts, and extensive applications histories gives the Company a competitive edge over other providers of bioremediation services.

         Most microorganisms used in bioremediation are sold by distributors, who want to make a profit on their services, to outside contractors. Distributors must purchase the microorganisms they sell from a manufacturer, who must also make a profit. This can drive up the cost of microorganism blends. Furthermore, most microorganism manufacturers and earth excavation contractors have little or no experienced environmental engineering services, and must rely on third party technologists to prepare the appropriate application rates for the job at hand and thereafter to successfully execute the work. Few earth excavation contractors, if any, have patented treatment technology, bio-inoculation specialty equipment, in-house integration of project engineering, microbiological specialists or field application know-how and experience to address both in situ and ex situ contamination problems.

         The Company believes that it can establish a competitive edge in the bioremediation market for two primary reasons. First, because the Company is majority-owned by a microorganism manufacturer, management believes that it can favorably compete in pricing with any distributor and/or contractor. The Company has licensed a patented process and proprietary microbial products, unavailable to others, for a wide range of toxics. Second, because it has in-house engineering ability, the Company is able to execute remediation projects for its customers using these custom microbial blends not available to competitors.

         One of the Company's most innovative ideas is the concept of "Pay-for-Performance". Instead of paying for the Company's services through with industry standard "Pay-for-Effort" or time & material contracts and fixed unit price contracts, the client pays for the remediation services only when the site attains milestone interim and final closure approval by a regulatory agency. The Company's work for the South Carolina Department of Health and Environmental Control's Leaking Underground Storage Tank Fund is the nation's first such "pay for performance" contract program. Management believes that the risk in entering into these contracts to regulatory agency closure will be offset with higher profit margins that the Company believes will be realized as a result of the reduction in time and expense related to attaining site closures via its aggressive bio-augmentation process supported by a captive fermentation capability. Bioremediation is competitive in both time and cost when compared with conventional pump and treat, thermal or landfill disposal technology.

INTELLECTUAL PROPERTY

         The Company is the sub-licensee of XyclonyX, an affiliate, of two patents, one for a method of treating hydrocarbon spills and one for a method of treating hydrocarbon contaminated soil and a patent pending for the "treatment of contaminated activated charcoal." XyclonyX is a licensee of the inventors for all these patents. These patents were issued on August 13, 1991 and August 2, 1994 with the patent pending filed January 18, 2002.

         SSWM's Chief Engineer Behzad Mirzayi, P.E. in conjunction with XyclonyX developed the BAC(TM) and BioGAC(TM) carbon recycling technology that has been Patent Pending since first filed January 2002 with the U.S. Patent and Trademark Office. Once this patent is approved, SSWM will formalize an additional sub-license agreement with XyclonyX at that time.

         During the past two years the Company has done a minimal amount of basic research and development amounting to less than $50,000 in each fiscal year. The Company plans to spend approximately the same amount on research and development over the next fiscal year, integrating its engineering services with historical application research provided by George Robinson to incorporate new waste treatments into its final engineering design for customer project work.

         EMPLOYEES

         As of September 30, 2003 the Company had 6 full time employees. The Company also makes use of professionals on an as-needed basis. The Company's employees are not represented by a labor union and the Company believes its employee relations are good. The Company shares space with its parent Company, U.S. Microbics, Inc, which provides financial and administrative support to SSWM

                                  RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "PLAN," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD REVIEW CAREFULLY VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET BELOW AND IN THE COMPANY'S OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

OUR ABILITY TO CONTINUE OPERATIONS IS DEPENDENT ON A NUMBER OF FACTORS.

         We are a development stage company engaged in developing and selling microbial technology and engineering application expertise. Since our inception we have experienced annual operating losses and negative operating cash flow. As of June 30, 2003, we had an accumulated deficit of $ 6,772,721 . We have generated only limited revenues to date. Our parent company, U.S. Microbics, Inc., has invested approximately $6,700,000 in our operations to date, however we will need to raise additional capital to continue as a going concern.

         There can be no assurance that we will successfully commercialize any products and services based on microbial technology or manage the related manufacturing, marketing, sales, licensing and customer support operations in a profitable manner. In particular, our prospects must be considered in light of the problems, delays, expenses and difficulties encountered by any company in the startup stage, many of which may be beyond our control. These problems, delays, expenses and difficulties include unanticipated problems relating to product development and formulation, testing, quality control, production, inventory management, sales and marketing and additional costs and competition, any of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our products and services can be successfully marketed or that we will ever achieve significant revenues or profitable operations.

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

WE MAY BE SUBJECT TO FUTURE ENVIRONMENTAL LIABILITIES THAT COULD AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

         We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We currently maintain a supply of several hazardous materials at our facilities. While we currently meet these environmental requirements, there is no assurance that future laws and regulations will not impose significant compliance costs. If there is an accident, we could be held liable for any damages that result and the liability could exceed our resources. In addition, the use of our BIO-RAPTOR(TM) requires permits to treat contaminated soil. Permit issues may delay the implementation and installation of our products, including the BIO-RAPTOR(TM).

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

         Although we believe that we have certain technical advantages over certain of our competitors, including, without limitation, the development of technological innovations that will make the BIO-RAPTOR(TM) and the use of our microbial blends more economical and efficient than other bioremediation methods, maintaining such advantages will require a continued high level of investment in research and development, marketing, sales and customer support. We may not have sufficient resources to maintain our research and development, marketing, sales and customer support efforts on a competitive basis. Additionally, we may not be able to make the technological advances necessary to maintain a competitive advantage with respect to our products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology and reduced operating margins, any of which could materially and adversely affect our business, financial condition and results of operations.

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

OUR SUCCESS DEPENDS IN LARGE PART ON OUR ABILITY TO ATTRACT AND RETAIN KEY EMPLOYEES AND MANAGEMENT.

         Our success and execution of our business strategy will depend significantly upon the continuing contributions of, and on our ability to attract, train and retain qualified management, marketing, sales, operational, production, administrative and technical personnel. In this regard, we are particularly dependent upon the services of Bruce S. Beattie, our President and Chief Executive and Behzad Mirzayi, Executive Vice President. The loss of the services of one or more of our key employees and the failure to attract, train and retain additional qualified personnel in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

OUR RESULTS OF OPERATIONS MAY HIGHLY FLUCTUATE FROM QUARTER TO QUARTER AS WE CONTINUE TO GROW, THEREFORE YOU CANNOT USE THESE RESULTS TO PREDICT HOW WE MAY PERFORM IN THE FUTURE.

         As a result of our limited operating history, we do not have historical financial data for a significant number of periods in which to base our planned operating expenses. In addition our revenues have not met our expectations. Our expense levels are based in part on our projections as to future revenues that are expected to increase. It is anticipated that as we mature, our sales and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, among others:

         o        the volume, timing of, and ability to fulfill customer orders;
         o        the demand for our products and services;
         o the number, timing and significance of product enhancements and new product introductions by us and our competitors;
         o        changes in pricing policies by us or our competitors;
         o        changes in the level of operating expenses;
         o expenses incurred in connection with our plans to fund greater levels of sales and marketing activities and operations, develop new distribution channels, broaden our customer support capabilities and continue our R&D activities;
         o        personnel changes;
         o        product defects and other product or service quality problems;
                  and
         o general domestic and international legal, economic and political conditions.

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

         In particular, our future success is dependent upon our BIO-RAPTOR(TM), Remediline(TM), MTBEctomy(TM), BAC(TM), and BioGAC(TM) product lines, each of which is innovative and has not achieved market acceptance. In order to develop such new products and services, we will depend upon close relationships with existing customers that previously utilized microbial technology in the bioremediation, agricultural and waste treatment industries, and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. There can be no assurance that our customers will provide us with timely access to such information or that we will be able to develop and market our new products and services successfully or respond effectively to technological changes or new product and service offerings of our competitors. We may not be able to develop the required technologies, products and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

         We rely on patent, trademark, trade secret and copyright protection to protect our technology. We believe that technological leadership in microbial technology will be achieved through additional factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance. Nevertheless, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology, such as those patents currently licensed by our technology and research and development affiliate, XyclonyX. We may not secure future patents and patents may become invalid and may not provide meaningful protection for our product innovations. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, "reverse engineer" our products, or, if patents are issued to us, design around such patents.

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

OUR MAJORITY SHAREHOLDER, U.S. MICROBICS, INC., IS ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

         U.S. Microbics, Inc., our majority shareholder, owns approximately 74.10% of the outstanding shares of common stock and common stock equivalents, including convertible preferred stock and stock options. As a result, U.S. Microbics, Inc. is able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such a concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

FOREIGN DISTRIBUTORS MAY EXPLOIT OUR PRODUCTS WITHOUT COMPENSATION TO US

         When we ship to foreign distributors, they may try to reverse engineer our remediation technology and exploit it without compensating us. Foreign distributors may also set up manufacturing and distribution operations that could compete unfairly with us, using lower prices and/or broader distribution. There is no assurance that we will be able to protect our business through the use of licensing agreements against such events.

We May Not Be Successful In OUR International Sales Activities, Which Could Adversely Affect our Growth[[IS THE COMPANY ENGAGING IN THESE ACTIVITIES? MAYBE THIS ISN'T A RISK AT THIS TIME, IF YOU DON'T HAVE INTERNATIONAL SALES ACTIVITIES. CONSIDER DELETING THIS IF IT DOESN'T DESCRIBE A RISK OF YOUR CURRENT OPERATIONS.]]

         Our international sales will be limited if we are unable to establish and maintain relationships with international distributors and customers. Even if we increase our international sales efforts, we cannot be certain that it will increase demand for our products in these markets. Our international operations are subject to a number of risks, including:

         o        Market acceptance;

         o        Environmental laws;

         o        Longer sales cycles;

         o        Difficulty in collecting accounts receivable;

         o        Political and economic instability;

         o        Reduced protection of intellectual property rights;

         o Protectionist laws and business practices that favor local competition;

         o        Dependence on local vendors; and

         o        Foreign language barriers.

         In addition, because we intend to market our products internationally, a portion of our expected international revenue may be denominated in foreign currencies in the future, which will subject us to risks associated with fluctuations in the foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore less competitive in foreign markets.

OUR ENGINEERING SERVICES LIABILITY MAY NOT BE SUFFICIENT TO COVER ALL POTENTIAL LIABILITIES

         Our engineering services are covered under a $1 million professional errors and omissions policy for the execution of professional engineering services in support of our activities. We are not aware of any claims or disputes exceeding this insured limit. While we will continue to maintain professional engineering liability insurance against any such claims, there can be no assurance that such insurance will be sufficient to cover all potential liabilities, or that we will be able to continue to obtain insurance coverage in an amount that we believe to be adequate. In the event of a successful suit against us, lack or insufficiency of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

WE RELY ON WEST COAST FERMENTATION CENTER, WHICH HAS LIMITED SERVICE AND MANUFACTURING FACILITIES

         Our future performance will depend to a substantial degree upon our ability to engineer, manufacture, market and deliver our products and services based on the remediation technology in an efficient and profitable manner. We purchase the microbial products from West Coast Fermentation Center, Inc. ("WCFC"), a wholly owned manufacturing subsidiary of U.S. Microbics, Inc. As of this date, WCFC has only partially implemented its final build-out of manufacturing operations Prior to becoming our supplier, WCFC had no experience in maintaining the type of facility that will manufacture our products in the quantities required for profitable operations. Accordingly, there can be no assurance that WCFC will be able to complete the facility in a timely manner, that the cost of completing the facility will not exceed its current estimates, that the demand for the our products will not exceed the facility's capacity or that the facility will achieve satisfactory levels of manufacturing efficiency in a timely manner or at a level of quality control that meets competitive demands. In addition, the implementation of WCFC's manufacturing operations at the facility presents risks that, singly or in any combination, could have a material adverse effect on our business, financial condition and results of operations. These risks include, but are not limited to, production delays associated with products based on the remediation technology, unavailability of required capital equipment and qualified personnel, raw material shortages, higher-than-expected overhead or operational costs, lack of sufficient quality control over the products and order backlogs. In addition, WCFC's development of its internal manufacturing capacity will depend in large part on its ability to raise sufficient capital for this purpose. There can be no assurance that WCFC will develop adequate manufacturing capacity or raise sufficient capital, the failure of either of which could have a material adverse effect on our business, financial condition, results of operations and possibly on our relationships with our customers and vendors. WCFC may consider third-party outsourcing arrangements for the manufacture and supply of certain products during the period in which WCFC expands its internal manufacturing capacity. These outsourcing arrangements are subject to various risks, including, without limitation, production delays or interruptions, inferior product quality, misappropriation of trade secrets and lower profit margins.

WE PAY NO DIVIDENDS

         We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

RISK OF PENNY STOCK.

         Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

         A principal exclusion from the definition of a penny stock is an equity security that has a price of $5.00 or more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this Annual Report the Company's common stock is not listed or traded.

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

THE TRADING PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO FACTORS BEYOND OUR CONTROL.

         The trading price of the common stock is subject to significant fluctuations in response to numerous factors, including:

         o        Variations in anticipated or actual results of operations;

         o Announcements of new products or technological innovations by us or our competitors;

         o Changes in earnings estimates of operational results by analysts;

         o        Results of product demonstrations.

         o Inability of market makers to combat short positions on the stock;

         o Inability of the market to absorb large blocks of stock sold into the market;

         o Developments or disputes concerning our licensed patents, trademarks or proprietary rights; and

         o        Comments about us or our markets posted on the Internet.

         Moreover, the stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our Common Stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a price we deem appropriate.

THE UNCERTAINTY OF CONVERSION EFFECTS OF THE PREFERRED STOCK MAY CAUSE DILUTION OF CURRENT COMMON SHAREHOLDERS.

         Within the next 24 months from the date of this report the holders of a majority of our Preferred Stock and certain warrant and option holders will have the right to convert their respective interests into approximately 1,870,000 shares of Common Stock. In the event that such holders of Preferred Stock, warrants and options exercise their conversion rights, the holders of the Common Stock then issued and outstanding may experience immediate and substantial dilution in the net tangible book value of their shares if earnings and other factors do not compensate for the increased number of shares of such Common Stock.

THE LIQUIDITY OF OUR STOCK COULD BECOME IMPAIRED

         Our common stock currently is traded on the OTC Bulletin Board, which is generally considered to be a less efficient market than national exchanges such as NASDAQ. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts' and the media's coverage of ours, if any, and lower prices for our securities than might otherwise be attained. This circumstance could have an adverse effect on the ability of an investor to sell any shares of our Common Stock as well as on the selling price for such shares. In addition, the market price of our Common Stock may be significantly affected by various additional factors, including, but not limited to, our business performance, industry dynamics or changes in general economic conditions.

DOUBT ABOUT OUR ABILITY TO CONTINUE OPERATIONS AS A "GOING CONCERN". YOU MAY LOSE ALL OF YOUR INVESTMENT IF WE ARE UNABLE TO CONTINUE OPERATIONS

The Company's ability to continue as a going concern is subject to substantial doubt given its current financial condition and requirements for additional funding. There can be no assurance that we will be able to generate sufficient revenues from continuing operations to meet our obligations . As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a going concern, then you may lose all of your investment.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

ITEM 2.   DESCRIPTION OF PROPERTIES

         The Company shares an administrative facility with U.S. Microbics, Inc. in a 12,083 square foot building located at 6451-C El Camino Real, Carlsbad, California. The facility houses the fermentation plant, the research and development facility of XyclonyX, and the operations of the Company, Bio-Con Microbes, and Sol Tech. The facility should provide enough space for the Company for the next four years of operation, at which time additional space may be required. U.S. Microbics, Inc., charges the Company its pro-rata share of the rent based on floor space. The Company's Engineering Resources Division is headquartered in Littleton, Colorado in an office facility that can accommodate up to 10 engineers. The Company also maintains a project office in Charleston, South Carolina.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the Company's shareholders was held on July 31, 2003. The following matters were submitted to the shareholders for vote.

         PROPOSAL NO. 1:

         Election of Bruce S. Beattie, Behzad Mirzayi, Conrad Nagel, Robert C. Brehm and Bill Hopkins to serve as Directors for a term of one year and until their successor(s) is/are duly appointed and qualified.

         PROPOSAL NO. 2:

         Ratification of the 2003 employee Stock Incentive Plan.

         PROPOSAL NO. 3:

         Ratification of the appointment of Russell, Bedford, Stefanou, Mirchandani LLP, as the Company's independent accountants for the fiscal year 2003.

         The number of votes cast for, against and withheld for each proposal, as well as the number of abstentions and broker non-votes, is as follows:

         Proposal No. 1:

                                    For              Against     Withheld       Abstentions/Non Votes
                                    ---              -------     --------       ---------------------

         Bruce S. Beattie           38,277,292       0                 0                0

         Behzad Mirzay              38,277,292       0                 0                0

         Conrad Nagel               38,277,292       0                 0                0

         Robert C. Brehm            38,277,292       0                 0                0

         Bill Hopkins               38,277,292       0                 0                0

         Proposal No. 2:

         For      38,273,592        Against  3,700   Withheld 0   Abstentions/Non-Votes 0

         Proposal No. 3:

         For      38,275,592        Against 2,000    Withheld 0   Abstentions/Non-Votes 0

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information
------------------

         On January 27th, 2003 the Company filed Form 211 with the National Association of Security Dealers ("NASD"), pursuant to Rule 15c2-11 of Securities and Exchange Commission. Form 211 is an application for the outstanding common stock of the Company to be publicly traded on the Over-the-Counter Bulletin Board. On August 19, 2003, the application was approved and the Company's stock commenced trading on the OTC Bulletin Board under the symbol "SSWM".

         The following table indicates the high and low bid prices for the Company's Common Stock as quoted on the OTC Bulletin Board for the periods indicated. The prices shown are representative inter-dealer prices, do not include retail markups, markdowns or commissions and may not necessarily reflect actual transactions. The Company's common stock began publicly trading on August 19, 2003. The opening quote on that date was $.05 Bid, $.25 Ask.

                                BID AND ASK PRICES
PERIOD ENDING                       HIGH CLOSE                         LOW CLOSE
-------------                       ----------                         ---------

September 30, 2003                    $0.75                              $0.62

The approximate number of registered holders of our common stock as of January 8, 2004 was 200.

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

Recent Sales of Unregistered Securities.
----------------------------------------

         On October 21, 2002, the Company issued 800,000 to Sol Tech Corporation, an affiliate of U.S. Microbics, Inc., under a consulting agreement. This transaction was valued at $0.05 per share of common stock.

         On December 13, 2002, the Company entered into a Capital Stock Exchange Agreement with the stockholders of Sub Surface Waste Management, Inc. ("SSWM Stockholders"). The SSWM Stockholders transferred 10,824,000 shares of SSWM common stock and 5,360,000 shares of SSWM preferred stock in exchange for 10,744,000 shares of the Company's common stock and 5,360,000 shares of the Company's preferred stock. Additionally, the SSWM holders of options to purchase Series A preferred stock of SSWM exchanged their options for options to purchase the Company's Series A preferred stock. The exercise price of the options is $$.25 per share and the term of the options is Three years. On the date of the transaction, the Company's common stock was valued at $.05 per share and the Company's Series A preferred stock was valued at $.25 per share.

         On January 24, 2003, the Company sold to an accredited investor, 60,000 shares of common stock. This transaction was valued at $0.50 per common share.

         In August 2003, the Company sold to investors 245,000 shares of common stock. These transactions were valued at $0.25 per common share.

         In September of 2003, the Company sold to investors 685,000 shares of common stock. Of the total, 210,000 shares were valued at $0.50 per common share, 25,000 shares were valued at $0.40 per common share, 125,000 shares were valued at $0.25 per share and 325,000 shares were valued at $0.15 per share.

         The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) thereof, and from similar states' securities laws, rules and regulations requiring the offer and sale of securities by available state exemptions from such registration.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLAN

         Set forth in the table below is information regarding awards made through compensation plans or arrangements through September 30, 2003, the most recently completed fiscal year.

----------------------------- -------------------------- ------------------------- --------------------------
                                                                                   Number of securities
                                                                                   remaining available for
                                                                                   future issuance under
                              Number of securities to    Weighted average          equity compensation
                              be issued upon exercise    exercise price of         plans (excluding
                              of outstanding options,    outstanding options,      securities reflected in
Plan Category                 warrants and rights        warrants and rights       column 2)
----------------------------- -------------------------- ------------------------- --------------------------

----------------------------- -------------------------- ------------------------- --------------------------
Equity Compensation Plans
Approved by Security Holders           200,000                     N/A                      200,000
----------------------------- -------------------------- ------------------------- --------------------------

----------------------------- -------------------------- ------------------------- --------------------------
Equity Compensation Plans
Not Approved by Security
Holders                                  N/A                       N/A                        N/A
----------------------------- -------------------------- ------------------------- --------------------------

----------------------------- -------------------------- ------------------------- --------------------------

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

Critical Accounting Policies

         The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

         o        business combinations

         o        stock-based compensation.

         o        revenue recognition

Business combinations

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which established accounting and reporting standards for business combinations and requires that all business combinations be accounted for by the purchase method. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

         The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

         Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas, in particular, that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available historical information.

Stock-Based Compensation

         In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

         The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Revenue Recognition

         Revenue for product sales is recognized at the time the product is shipped to or picked up by the customer. Revenue for short-term engineering or remediation services is recognized at the completion of the contract. Sales under long-term contracts are accounted for under the percentage of completion method. Revenues are recognized as the actual cost of work performed related to the estimate at completion. Profits expected to be realized on contracts are based on the Company's estimates of total contract sales value and costs at completion. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to income.

         PLAN OF OPERATION.
         ------------------

         The Company's wholly owned subsidiary, Sub Surface Waste Management, Inc., engages in developing, manufacturing and selling engineered remediation solutions for clean up of toxic waste releases to soil and/or groundwater and the bio-recycling of spent activated carbon filtration media. The treatments may be made directly to the contaminated soil or groundwater in the location at which the contamination was found ("in situ"), using wells and subsurface injection/extraction points to administer the Company's proprietary microbial blends for bioremediation of various waste streams, or the treatments may require excavation of contaminated soil or pumping of groundwater ("ex situ"), and washing activated carbon filtration media with microbes to Bio-recycle with the Company providing technical engineering consultation and microbial blends to its teaming partners and/or executing the work directly as a contractor.

         The Company's plan of operation for the next 12 months is to continue the business of Sub Surface Waste Management, of Delaware Inc., raise additional working capital and to seek the acquisition of additional companies which can augment the base business of the Company.

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

         Results of Operations.
         ----------------------

         Revenues for year ended September 30, 2003 were $432,754 compared to $264,463 for the year ended September 30, 2002. Gross profit for the year ended September 30, 2003 was $80,492 as compared to $28,381 for the comparable period in the prior fiscal year.

         During the year ended September 30, 2003, the Company incurred $1,195,786,in selling, general and administrative expenses, compared to $851,632 for the year ended September 30, 2002. The increase in selling, general and administrative expenses of approximately $344,200 was primarily due to increases in legal and accounting expenses, salaries and office expenses. During the year the Company started trading on the Over-The-Counter Bulletin Board, an as a result, legal and accounting expensed increased significantly.

         Depreciation expense for the year ended September 30, 2003 was $2,661 compared to $4,148 for the year ended September 30, 2002. Interest expense for the years September 30, 2003 and 2002 respectively were $67,164 and $13,444.

         Liquidity and Capital Resources:

As of September 30, 2003, we had a working capital deficit of $ 460,280. As a result of our operating losses incurred during the year ended September 30, 2003, we generated a cash flow deficit of $629,638 from operating activities. Cash flows used in investing activities was $ 2,747 during the year ended 2003. We met our cash requirements during this period through the issuance of common stock totaling $ 399,852 and $ 242,846 from notes payable and advances from the Company's officers and shareholders.

While we have raised capital to meet our working capital and financing needs in the past, however, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. On September 3, 2003, the Company entered into a continuous secondary offering term sheet with Fusion Capital Fund II, LLC (Fusion)." Under the terms of this agreement, Fusion agreed to purchase up-to $10,000,000 of the Company's common stock over a period of 25 months. The agreement also requires the Company to a minimum of 500,000 Commitment Shares to Fusion prior to commencement of the funding. The Company reimbursed Fusion for expenses in the amount of $35,000, $10,000 in cash and $25,000 in stock. To date, the Company has not issued the Commitment Shares and is still evaluating the effects of entering into a binding Common Stock Purchase Agreement with Fusion. If the Company does complete the funding commitment with Fusion, substantial dilution of existing stockholders could occur. The Company may not be successful in raising part or all of the full amount of $10,000,000 from Fusion should Common Stock Purchase Agreement be signed by the Company .

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

The Company has relied mostly on cash infusions from its parent Company, U.S. Microbics, Inc., and the sale of its common stock during the first five years of its existence. Its parent Company has limited resources and may not be able to continue to provide sufficient funds for SSWM to successfully continue its operations.

Therefore, the Company will need additional capital to continue its operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. In addition, SSWM will be offering a Private Placement Memorandum ("PPM") of $5 million. The potential maximum net proceeds of $4.5 million from the PPM is planned to be used as follows: $3.5 million for business development, acquisitions and general working capital and $1 million will be used to increase the Company's technical services capability, purchase capital equipment and increase microbial blend inventories. Assuming that the acquisition(s) are completed and that the companies acquired are successful, SSWM anticipates increasing its revenues faster than could be achieved solely through internal growth.

There can be no assurance that the Company will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

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

During fiscal year ended September 30, 2004, the Company projects expenditures for plant and equipment of approximately $100,000 and research and development costs of less than $150,000, assuming the Company raises projected capital. Research and development costs will be associated primarily with applications of in-situ bio-remediation. The Company also plans to increase its number of employees to approximately 15 by the end of fiscal year 2004.

The independent auditor's report on the Company's September 30, 2003 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

The Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company adopted SFAS No. 143 effective
January 1, 2003.

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale- leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities . SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's results of operations or financial position.

ITEM 7.   FINANCIAL STATEMENTS

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           SEPTEMBER 30, 2003 AND 2002

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE , INC.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE , INC.

                          Index to Financial Statements

--------------------------------------------------------------------------------

                                                                      Page No.
                                                                      --------
Report of Independent Certified Public Accountants                       F-3
Consolidated Balance Sheets at September 30, 2003 and 2002               F-4
Consolidated Statements of Losses for the two years ended
  September 30, 2003 and 2002                                            F-5
Consolidated Statements of Deficiency in Stockholders' Equity for the
two years ended September 30, 2003                                     F-6 ~ F-7
Consolidated Statements of Cash Flows for the two years ended
  September 30, 2003 and 2002                                            F-8
Notes to Consolidated Financial Statements                            F-9 ~ F-20

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Sub Surface Waste Management of Delaware, Inc.
Carlsbad, CA

We have audited the accompanying consolidated balance sheet of Sub Surface Waste Management of Delaware, Inc. and its wholly-owned subsidiary (the "Company") as of September 30, 2003 and 2002 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M, the Company has sustained recurring losses from operations and is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note M. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 /s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                 -------------------------------------------
                                   Russell Bedford Stefanou Mirchandani LLP
                                         Certified Public Accountants

McLean, Virginia
December 13, 2003


                              SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                        SEPTEMBER 30, 2003 AND 2002

                                                                                   2003           2002
                                                                               ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $    22,238    $    11,925
  Restricted cash (Note C)                                                         258,468        251,796
  Accounts receivable, net                                                          68,649          8,807
  Due from affiliates                                                               30,000             --
  Prepaid expenses and other assets                                                 23,230         52,666
  Costs and estimated profit in excess of billings                                 156,057         80,612
                                                                               ------------   ------------
          TOTAL CURRENT ASSETS                                                     558,642        405,806

Plant, Property and Equipment
Office furniture and equipment                                                       7,661          5,565
Manufacturing equipment                                                              5,147          5,147
Vehicle                                                                              8,851             --
                                                                               ------------   ------------
                                                                                    21,659         10,712
Less: Accumulated Depreciation                                                      (6,407)        (3,746)
                                                                               ------------   ------------
                                                                                    15,252          6,966
OTHER ASSETS
Deposits and other                                                                   2,669          2,669
                                                                               ------------   ------------
          TOTAL ASSETS                                                         $   576,563    $   415,441
                                                                               ============   ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities, net (Note E)                       $   173,037    $    70,548
  Due to affiliates, net                                                           573,810        127,507
  Notes payable, related parties - current portion (Note F)                        272,075          8,010
                                                                               ------------   ------------
          TOTAL CURRENT LIABILITIES                                              1,018,922        206,065

LONG-TERM LIABILITIES:
  Notes payable, related party (Note F)                                             20,290         58,930
                                                                               ------------   ------------
          TOTAL LONG-TERM LIABILITIES                                               20,290         58,930
                                                                               ------------   ------------
          TOTAL LIABILITIES                                                      1,039,212        264,995
                                                                               ------------   ------------
Commitments and Contingencies (Note K)

DEFICIENCY IN  STOCKHOLDERS' EQUITY
  Convertible preferred stock, .001 par value; 50,000,000 shares authorized:
    Series A; 10,000,000 shares authorized; 5,360,000 and 5,000,000 issued
    and outstanding as of September 30, 2003 and 2002, respectively                  5,360          5,000
  Common stock; .001 par value; 300,000,000 shares authorized;
    17,490,784 and 10,550,000 shares issued and outstanding at September 30,
    2003 and 2002, respectively                                                     17,491         10,550
Additional paid-in capital                                                       6,312,221      5,754,170
Accumulated deficit                                                             (6,797,721)    (5,619,274)
                                                                               ------------   ------------
          TOTAL  DEFICIENCY STOCKHOLDERS' EQUITY                                  (462,649)       150,446
                                                                               ------------   ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $   576,563    $   415,441
                                                                               ============   ============

                (The accompanying notes are an integral part of these financial statements)


                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                        CONSOLIDATED STATEMENTS OF LOSSES
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                       2003            2002
                                                   -------------   -------------

Revenues                                           $    432,754    $    264,463

Cost of revenues                                        352,262         236,082
                                                   -------------   -------------
Gross profit                                             80,492          28,381

Operating Expenses:
  Selling, general and administrative expenses        1,195,786         851,632
  Depreciation                                            2,661           4,148
                                                   -------------   -------------
Total operating expenses                              1,198,447         855,780

Loss from operations                                 (1,117,955)       (827,399)

Other income (expense):
  Interest income                                         6,672              18
  Interest expense                                      (67,164)        (13,444)
                                                   -------------   -------------
Total other income (expense)                            (60,492)        (13,426)
                                                   -------------   -------------

Loss before income taxes                             (1,178,447)       (840,825)

Income tax expense                                         -              --
                                                   -------------   -------------
Net loss                                           $ (1,178,447)   $   (840,825)
                                                   =============   =============

Net loss per common share (basic and diluted)             (0.08)          (0.23)
                                                   -------------   -------------

Weighted average common shares outstanding           15,416,539       3,597,628
                                                   =============   =============

   (The accompanying notes are an integral part of these financial statements)


                                           SUB SURFACE WASTE MANAGEMENT OF DELAWARE , INC.
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                            FOR THE TWO YEARS ENDED SEPTEMBER 30, 2003
                                                                                            Additional
                                       Preferred Stock               Common Stock            Paid-in            Accumulated
                                   Shares          Amount         Shares        Amount       Capital       Deficit         Total
                                 ------------   ------------   ------------  ------------  ------------  ------------   ------------
Balance at October 1, 2001                --             --         50,000            50        49,950    (4,778,449)    (4,728,449)

Shares issued to Parent in
  exchange for previously
  incurred debt                    5,000,000          5,000             --            --     5,695,220            --      5,700,220
Shares issued to Parent in
  exchange for services                   --             --      6,500,000         6,500            --            --          6,500
Shares issued to Affiliate
  in exchange for services                --             --      3,000,000         3,000            --            --          3,000
Shares issued to employees
  in exchange for services                --             --      1,000,000         1,000         9,000            --         10,000
Net loss                                                                                                    (840,825)      (840,825)
                                 ------------   ------------   ------------  ------------  ------------  ------------   ------------
Balance at September 30, 2002      5,000,000          5,000     10,550,000        10,550     5,754,170    (5,619,274)       150,446
                                 ------------   ------------   ------------  ------------  ------------  ------------   ------------

Shares issued in exchange for
  consulting fee at $0.05 per
  share in October 2002              250,000            250                                     12,250                       12,500
Shares issued in exchange for
  consulting fee at $0.05 per
  share in October 2002               55,000             55                                      2,695                        2,750
Shares issued in exchange for
  consulting fee at $0.05 per
  share in October 2002               55,000             55                                      2,695                        2,750
Shares issued to affiliate for
  consulting fee at $0.05 per
  share in October 2002                                            800,000           800        39,200                       40,000
Shares issued in exchange for
  cash at $0.50 per share in
  October 2002, net of finder
  cost of $2,500                          --             --         50,000            50        22,450            --         22,500
Shares issued in exchange for
  cash at $0.50 per share in
  November 2002                                                     44,000            44        21,956                       22,000
Shares issued in exchange for
  cash at $0.50 per share in
November 2002, net of finder
  cost of $2,500                                                    50,000            50        22,450                       22,500
Shares issued in exchange for
  cash at $0.50 per share in
  November 2002                                                     20,000            20         9,980                       10,000
Shares issued in exchange for
  cash at $0.50 per share in
  November 2002                                                     20,000            20         9,980                       10,000
Shares issued in exchange for
  cash at $0.50 per share in
  November 2002, net of finder
  cost of $2,500                                                    50,000            50        22,450                       22,500
Shares issued in exchange for
  cash at $0.50 per share in
  November 2002                                                     40,000            40        19,960                       20,000
Conversion benefit of issuance
  of preferred stocks                                                                           18,000                       18,000
Issuance of preferred stock in
  connection with merger with
  Covingham Capital Corporation
  on December 20, 2002             5,360,000          5,360                                         --                        5,360
                                 ------------   ------------   ------------  ------------  ------------  ------------   ------------
Total carried forward             10,720,000         10,720     11,624,000        11,624     5,958,236    (5,619,274)       361,306
                                 ------------   ------------   ------------  ------------  ------------  ------------   ------------

                             (The accompanying notes are an integral part of these financial statements)

                                                                F-6






                                                                                            Additional
                                       Preferred Stock               Common Stock            Paid-in            Accumulated
                                   Shares          Amount         Shares        Amount       Capital       Deficit         Total
                                 ------------   ------------   ------------  ------------  ------------  ------------   ------------

Total brought forward             10,720,000         10,720     11,624,000        11,624     5,958,236    (5,619,274)       361,306

Common shares retained by
  Covingham Capital Corporation                                  4,351,784         4,352                                      4,352
Issuance of common stock in
  connection with merger with
  Covingham Capital Corporation
  on December 20, 2002                                          10,744,000        10,744            --                       10,744
Cancellation of preferred stock
  in connection with merger with
  Covingham Capital Corporation
  on December 20, 2002            (5,360,000)        (5,360)                                        --                       (5,360)
Cancellation of common stock in
  connection with merger with
  Covingham Capital Corporation
  on December 20, 2002                                         (10,744,000)      (10,744)           --                      (10,744)
Shares issued to employees as
  stock bonus at $0.10 per
  share in December 2002.                                           98,000            98         9,702                        9,800
Shares issued to consultants for
  consulting fees at $0.10 per
  share in December 2002.                                          402,000           402        39,798                       40,200
Shares issued to affiliate at
  $0.10 per share in January 2003                                   60,000            60        29,940                       30,000
Shares issued in exchange for
  cash at $0.25 per share in
  August 2003.                                                     125,000           125        31,125                       31,250
Shares issued in exchange for
  cash at $0.25 per share in
August 2003, net of finder
  cost of $2,500                                                   100,000           100        22,400                       22,500
Shares issued in exchange for
  cash at $0.25 per share in
  August 2003.                                                      20,000            20         4,980                        5,000
Shares issued in exchange for
  cash at $0.40 per share in
  September 2003.                                                   25,000            25         9,975                       10,000
Shares issued in exchange for
  cash at $0.25 per share in
  September 2003.                                                  125,000           125        31,125                       31,250
Shares issued in exchange for
  cash at $0.50 per share in
  September 2003, net of finder
  cost of $1,000                                                    20,000            20         8,980                        9,000
Shares issued in exchange for
  cash at $0.50 per share in
  September 2003, net of finder
  cost of $1,500                                                    30,000            30        13,470                       13,500
Shares issued in exchange for
  cash at $0.50 per share in
  September 2003, net of finder
  cost of $500                                                      10,000            10         4,490                        4,500
Shares issued in exchange for
  cash at $0.50 per share in
  September 2003, net of finder
  cost of $500                                                      10,000            10         4,490                        4,500
Shares issued in exchange for
  cash at $0.50 per share in
  September 2003.                                                  120,000           120        59,880                       60,000
Shares issued in exchange for
  cash at $0.50 per share in
  September 2003, net of finder
  cost of $1,000                                                    20,000            20         8,980                        9,000
Shares issued in exchange for
  cash at $0.15 per share in
  September 2003.                                                  325,000           325        49,675                       50,000
Shares issued in exchange for
  Consulting fee at $1.00 per
  share in September 2003.                                          25,000            25        24,975                       25,000
Net loss                                                                                                  (1,178,447)    (1,178,447)
                                 ------------   ------------   ------------  ------------  ------------  ------------   ------------
Balance at September 30, 2003      5,360,000          5,360     17,490,784        17,491     6,312,221    (6,797,721)      (462,649)
                                 ============   ============   ============  ============  ============  ============   ============

                             (The accompanying notes are an integral part of these financial statements)

                                                                 F-7


                             SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC.
                               (FORMERLY, COVINGHAM CAPITAL CORPORATION)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                               2003           2002
                                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $(1,178,447)   $  (840,825)
                                                                           ------------   ------------
  Adjustment to reconcile net loss to cash used in operating activities:
     Depreciation                                                                2,661          4,148
     Loss on sale of asset                                                          --          4,833
     Benefit conversion feature
     Common stock issued in exchange for services                              133,000         19,500
    Organization cost related to merger, net                                     2,500             --
     Expenses incurred by Parent on behalf of the Company, net                 420,682        779,406
  Decrease (increase) in:
     Accounts receivable                                                       (59,842)        13,337
     Cost and estimated profit in excess of billing                            (75,445)
     Restricted cash                                                            (6,672)      (251,796)
     Prepaid expenses and other assets                                          29,436       (117,093)
  Increase (decrease) in:
     Accounts payable and accrued expenses                                     102,489         35,542
                                                                           ------------   ------------
NET CASH (USED IN) OPERATING ACTIVITIES                                       (629,638)      (352,948)
                                                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (2,747)        (3,285)
  Sale of asset                                                                     --         45,000
                                                                           ------------   ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                             (2,747)        41,715
                                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from parent and affiliates                                           40,621        251,796
  Proceeds from notes payable to related parties                               202,225         66,940
  Proceeds from issuance of common stock, net                                  399,852             --
                                                                           ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      642,698        318,736
                                                                           ------------   ------------

DECREASE IN CASH                                                                10,313          7,503

CASH AT BEGINNING OF PERIOD                                                     11,925          4,422
                                                                           ------------   ------------
CASH AT END OF PERIOD                                                      $    22,238    $    11,925
                                                                           ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of assets for note payable to affiliate                            8,200
  Common stocks issued in exchange for services                                115,000         19,500
  Preferred stocks issued in exchange for services                              18,000
  Common stock issued in exchange for amounts due from affiliate                30,000
  Preferred stocks issued in exchange for previously incurred
     debt and expenses incurred on behalf of the Company                                    5,700,220

CASH PAID FOR:
  Interest                                                                      32,164             --
  Income taxes                                                                     800             --

              (The accompanying notes are an integral part of these financial statements)

                                                  F-8

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

Sub Surface Waste Management of Delaware, Inc. ("the Company") was formed under the laws of the State of Utah in January, 1986 and re-domiciled to the state of Delaware in February, 2001. The Company designs, installs and operates proprietary soil and groundwater remediation systems.

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

As of September 30, 2003 and 2002, U.S. Microbics, Inc., and subsidiaries ("Parent" or "Affiliates") control approximately 72% and 70.89%, respectively, of the outstanding stock of the Company.

Cash and Cash Equivalents
-------------------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Accounts Receivable
-------------------

Accounts receivable is reported at its fair value and, in the opinion of management, is collectible and no allowance for doubtful accounts was necessary at September 30, 2003 and 2002.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets under the provision of Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Income Taxes
------------

The Company has adopted Financial Accounting Standard No. 109 (SFAS 109) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Net Loss Per Common Share
-------------------------

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2003 and 2002, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Revenue Recognition
-------------------

Revenue for product sales is recognized at the time the product is shipped to or picked up by the customer. Revenue for short-term engineering or remediation services is recognized at the completion of the contract. Sales under long-term contracts are accounted for under the percentage of completion method. Revenues are recognized as the actual cost of work performed related to the estimate at completion. Profits expected to be realized on contracts are based on the Company's estimates of total contract sales value and costs at completion. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to income.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred advertising costs of $ 0 and $ 0 during the years ended September 30, 2003 and 2002, respectively.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Liquidity
---------

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,178,447 and $840,825 during the years ended September 30, 2003 and 2002, respectively. The Company's current liabilities exceeded its current assets by $460,280 as of September 30, 2003 and 2002.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at September 30, 2003 and 2002.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended September 30, 2003 and 2002.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note H):

                                               For the years ended September 30,
                                                     2003             2002
                                                ---------------  ---------------
Net loss - as reported                          $   (1,178,447)  $     (840,825)
Add: Total stock based employee compensation
     expense as reported under intrinsic
     value method (APB. No. 25)                             --               --
Deduct: Total stock based employee
     compensation expense as reported under
     fair value based method (SFAS No. 123)                 --               --
                                                ---------------  ---------------
Net loss - Pro Forma                            $   (1,178,447)  $     (840,825)
                                                ===============  ===============
Net loss attributable to common stockholders
   - Pro forma                                  $   (1,178,447)  $     (840,825)
Basic (and assuming dilution) loss per share
   - as reported                                $        (0.08)  $        (0.23)
Basic (and assuming dilution) loss per share
   - Pro forma                                  $        (0.08)  $        (0.23)

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during the year ended December 31, 1998 and has no items of comprehensive income to report.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Segment Information
-------------------

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

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

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities . SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's results of operations or financial position.

NOTE B - ACQUISITION

On December 20, 2002, the Company entered into a Capital Stock Exchange Agreement ("Agreement") with Covington Capital Corp. ("Covington") an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes, the Company shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired was $1,853 From January 1986 until the date of the Agreement, Covington was an inactive corporation with no significant assets and liabilities.

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's shareholders were exchanged for an aggregate of 10,744,000 shares of the Covington common stock and 5,360,000 shares of Covington preferred stock. The value of the stock that was issued was the historical cost of the Covington's net tangible assets, which did not differ materially from their fair value. In addition, holders of the Company's options to acquire Series A Preferred stock exchanged their options for options to acquire the Company's Series A preferred stock.

In accordance with  SFAS No. 141, the Company was the acquiring  entity.

The total purchase price and carrying value of net assets acquired of Covingham was $1. The net assets acquired were as follows:

               Accumulated deficit           $   (784,652)
               Common stock retained                4,352
               Additional paid in capital         780,301
                                             -------------
               Net assets acquired           $          1
                                             =============

Effective with the Agreement, Covington changed its name to Sub Surface Waste Management of Delaware, Inc., increased its authorized shares of $.001 par value common stock to 300,000,000 and $.001 par value preferred shares to 50,000,000.

NOTE C - RESTRICTED CASH

Included in restricted cash are two certificates of deposits, which total $251,778. Both certificates of deposits are pledged as collateral on letters of credit (see Note K) issued to the State of South Carolina in lieu of performance bonds on two remediation projects, Off Ramp # 83 and McGill's Store.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE C - RESTRICTED CASH (CONTINUED)

One certificate of deposit issued by Community National Bank is for $184,211, and earns interest at the rate of 1.54% per annum, and serves as collateral for a letter of credit issued to the State of South Carolina, on the Off Ramp #83 job in the amount of $175,000. The letter of credit is dated May 22, 2002 and expires on May 22, 2004. The certificate of deposit will be released as collateral for the letter of credit when the Off Ramp #83 job project is completed, which is expected to occur prior to the expiration of the letter of credit on May 22, 2004. If necessary, the letter of credit could be extended if additional time is required to complete the job.

The second certificate of deposit issued by Bank of America is for $67,567, and earns interest at the rate of 2.0% per annum, and serves as collateral for a letter of credit issued to the State of South Carolina, on the McGill's Store job in the amount of $67,567. The letter of credit is dated September 4, 2002 and expires on August 27, 2004. The certificate of deposit will be released as collateral for the letter of credit when the McGill's Store job project is completed, which is expected to occur prior to the expiration of the letter of credit on August 27, 2004. If necessary, the letter of credit could be extended if additional time is required to complete the job.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                      2003               2002
                                                      ----               ----
Office furniture and equipment                      $  7,661           $  5,565
Manufacturing equipment                                5,147              5,147
Vehicle                                                8,851                  -
                                                    ---------          ---------
                                                      21,659             10,712
Less: accumulated depreciation                        (6,407)            (3,746)
                                                    ---------          ---------
                                                    $ 15,252           $  6,966
                                                    =========          =========

Depreciation expense for the years ended September 30, 2003 and 2002 was $2,661 and $4,148, respectively.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

                                                     2003                2002
                                                     ----                ----
Accounts payable                                   $147,673            $ 58,708
Accrued expenses:
   Interest                                          25,324               5,312
   Other                                                 40               6,528
                                                   ---------           ---------
                                                   $173,037            $ 70,548
                                                   =========           =========

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE F - NOTES PAYABLE TO RELATED PARTIES


Notes payable to related parties at September 30, 2003 and 2002 consists of the following:

                                                                                 2003                 2002
                                                                                 ----                 ----
Note payable to an entity controlled by the President of U.S.
Microbics, Inc.; interest is charged at 10% per annum; unsecured and
due in April 2005.                                                            $   8,010            $   8,010

Note payable to President of U.S. Microbics; interest is charged at 12%
per annum; unsecured and payable on demand.                                      30,000                    -

Note payable to President of U.S. Microbics, Inc. for purchase of a vehicle; interest is charged at 10% per annum; secured by the vehicle;
repayable in monthly installment of $750 per month, including principal
and interest.                                                                     5,425                    -

Note payable to President of U.S. Microbics, Inc.; interest is charged
at 12% per annum; unsecured and payable on April 2005.                           12,280               42,280

Convertible note payable, interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in
August 2003; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period. The Company is
in default under this note agreement.                                            55,000                    -

Convertible note payable, interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in
August 2003; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period. The Company is
in default under this note agreement.                                            55,000                    -

Convertible note payable , interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in
September 2003; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period. The
Company is in default under this note agreement.                                 55,000                    -

Convertible note payable, interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in
September 2003; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period. The
Company is in default under this note agreement.                                 55,000                    -

Notes payable (2) of $8,150 and $8,500 to the Chief Operating Officer
of U.S. Microbics, Inc.: interest is charged at 12% per annum;
unsecured and is payable March 8, 2005 and April 17, 2005 respectively.          16,650               16,650
                                                                              ----------           ----------
Total                                                                           292,365               66,940
Less: current portion                                                            272,075                8,010
                                                                              ----------           ----------
                                                                              $ 20,290            $  58,930
                                                                              ==========           ==========

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE F - NOTES PAYABLE TO RELATED PARTIES (CONTINUED)

Aggregate maturities of long-term debt as of September 30, 2003 are as follows:

         YEAR                                          Amount
         ----                                          ------
         2004                                         $272,075
         2005                                           20,290
         2006                                                -
                                                      ---------
                                                      $292,365
                                                      =========

NOTE G - CAPITAL STOCK

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. The Company has also authorized 50,000,000 shares of Series A convertible preferred stock, with a par value of $.001 per share. The preferred stock is convertible at the option of the holder into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year. As of September 30, 2003, the Company has issued and outstanding 17,490,784 shares of common stock and 5,360,000 shares of convertible preferred stock.

During the year ended September 30, 2002, the Company issued 5,000,000 shares of Series A convertible Preferred Stock to its Parent in exchange for previously incurred debt of $5,700,220.

During the year ended September 30, 2002, the Company issued 6,500,000 shares of its common stock to its Parent in exchange for services provided the Company valued at $ .001 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the year ended September 30, 2002, the Company issued 3,000,000 shares of its common stock to an affiliate of the Company in exchange for services provided the Company valued at $ .001 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the year ended September 30, 2002, the Company issued 1,000,000 shares of its restricted common stock to employees in exchange for services provided the Company valued at $ .01 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In December, 2002, the Company issued 10,744,000 shares of common stock in connection with the merger with Covingham Capital Corproation (see Note B). In addition, Covingham Capital Corporation shareholders retained 4,351,784 shares of the Company's common stock. The shares were valued at $.001 per share, which approximates the shares book value and does not differ materiality from the shares fair value. The Company charged the value of the shares to operations as organization costs.

During the year ended September 30, 2003, the Company issued 360,000 shares of Series A convertible Preferred Stock for services provided the Company valued at $ .05 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

On the date of issuance of the preferred stock, the effective conversion price was at a discount to the price of the common stock to which it is convertible. As result, the Company recorded an $18,000 dividend relative to the beneficial conversion feature. The dividend is being accreted to retained earnings over the period up to the earliest conversion date, resulting in accretion of $14,042 for the year ended September 30, 2003.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE G - CAPITAL STOCK (CONTINUED)

During the year ended September 30, 2003, the Company issued 1,154,000 shares of restricted common stock in exchange for $420,000, net of costs.

During the year ended September 30, 2003, the Company issued 560,000 shares of its restricted common stock in exchange for services provided the Company valued at $.10 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

NOTE H - STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's Preferred Stock Series A (see Note G) issued to employees of the Company under a non-qualified employee stock option plan.

                Options Outstanding                      Options Exercisable
                -------------------                      -------------------
                                               Weighted                 Weighted
                         Weighted Average      Average                  Average
Exercise     Number     Remaining Contractual  Exercise     Number      Exercise
 Prices    Outstanding      Life (Years)        Price     Exercisable    Price
 ------    -----------      ------------        -----     -----------    -----
$ 0.25      390,000             4.5            $ 0.25      156,000      $ 0.25

Transactions involving stock options issued to employees are summarized as follows:

                                                                Weighted Average
                                             Number of Shares   Price Per Share
                                             ----------------   ---------------
Outstanding at October 1, 2001                         --                 --
   Granted                                        400,000        $      0.25
   Exercised                                           --                 --
   Canceled or expired                                 --                 --
                                             ----------------   ---------------
Outstanding at September 30, 2002                 400,000               0.25
   Granted                                             --                 --
   Exercised                                           --                 --
   Canceled or expired                            (10,000)                --
                                             ----------------   ---------------
Outstanding at September 30, 2003                 390,000        $      0.25
                                             ================   ===============

The weighted-average fair value of stock options granted to employees during the year ended September 30, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                            2003         2002
                                                         ----------   ----------
Significant assumptions (weighted-average):
    Risk-free interest rate at grant date                   1.24%         --%
    Expected stock price volatility                           38%         --%
    Expected dividend payout                                  --          --
    Expected option life-years (a)                          4.50        5.50

         (a) The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $1,178,447 and $(0.08) for the year ended September 30, 2003 and $840,825 and $(0.23) for the year ended September 30, 2002, respectively.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE H - STOCK OPTIONS (CONTINUED)

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation in connection with issuance of the Company's debt.

                              Options Outstanding                                  Options Exercisable
                              -------------------                                  -------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
         $.25            20,000                  5.5               $ .25          20,000         $ .25

Transactions involving options issued to non-employees are summarized as follows:

                                                                                Weighted Average
                                                       Number of Shares         Price Per Share
                                                       ----------------         ---------------
       Outstanding at October 1, 2001
          Granted                                                   --          $           --
          Exercised                                                 --                      --
          Canceled or expired                                       --                      --
                                                       ----------------         ---------------
       Outstanding at September 30, 2002                            --                      --
          Granted                                               20,000                     .25
          Exercised                                                 --                      --
          Canceled or expired                                       --                      --
                                                       ----------------         ---------------
       Outstanding at September  30, 2003                       20,000          $          .25
                                                       ================         ===============

All options granted to non-employees are non-compensatory and exercise prices of options are higher than the fair market value of the Company's common stock, and thus there was no charged to operations for the years ended September 30, 2003

NOTE I - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                   2003             2002
                                                   ----             ----
Net loss available for common shareholders      $ 1,178,447      $  840,825
                                                ============     ===========
Basic and fully diluted loss per share          $      0.08      $     0.23
                                                ============     ===========
Weighted average common shares outstanding       15,416,539       3,597,628
                                                ============     ===========

NOTE J - RELATED PARTY TRANSACTIONS

The Company's officers and entities controlled by the Company's officers have advanced the Company funds during September 30, 2003 and 2002 for working capital purposes. The net amount of advances due the related parties at September 30, 2003 and 2002 was $72,365 and $66,940, respectively (see Note F).

NOTE K - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE K - INCOME TAXES (CONTINUED)

From the Company's inception through the date of the Capital Stock Exchange Agreement (see Note B), the Company's former parent, U.S. Microbics, Inc., elected to consolidate the Company's taxable income (loss) with its consolidated federal and state tax returns.

At September 30, 2003, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $ 800,000, expiring in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company , it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

Components of deferred tax assets as of September 30, 2003 are as follows:

              Non Current:
              Net operating loss carryforward                   $   300,000
              Valuation allowance                                  (300,000)
                                                                ------------
              Net deferred tax asset                            $         -
                                                                ============

NOTE L - COMMITMENTS AND CONTINGENCIES

Employment agreements
---------------------

Effective December 23, 2002, the Company entered into an employment agreement with its President and Chief Executive Officer. This employment agreement provides for a term of five years, at an initial annual base salary of $150,000, salary increases of $10,000 per annum for each of the first four years and an increase of $20,000 for the fifth year, and discretionary incentive bonuses.

Effective December 23, 2002, the Company entered into an employment agreement with its Vice President and Chief Operating Officer. This employment agreement provides for a term of five years, at an initial annual base salary of $145,000, salary increases of $10,000 per annum for each of the first four years and an increase of $20,000 for the fifth year, and discretionary incentive bonuses.

Litigation
----------

The Company is subject to legal claims and legal proceeding which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Letters of credit
-----------------

The Company is obligated under various letters of credit in connection with the issuance of bonds guarantying specific performance under certain remediation contracts. The letters of credit, which aggregate approximately $815,000 are secured by Company assets (see Note C) and third party collateral.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE L - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments
-----------------

The Company leases office space in South Carolina and Colorado on a month to month basis. The Company also shares administrative offices with U.S. Microbics, Inc. in Carlsbad, California.

Rental expense for the year ended September 30, 2003 and 2002 charged to operations was $30,557 and $32,318, respectively.

NOTE M - GOING CONCERN

The accompanying consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended September 30, 2003 and 2002, the Company incurred losses from operations of $1,117,955 and $827,399, respectively. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

                                    PART III.
                                    ---------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On May 6, 2003, upon recommendation of its Board of Directors, the Company dismissed its certifying accountant, HJ Associates & Consultants, LLP ("HJ Associates"). H J Associate's reports on the financial statements for the nine months ended September 30, 2002 and the year ended December 31, 2001 and the period January 1, 1987 (date of inception) through September 30, 2002 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles except that H J Associate's report for the nine months ended September 30, 2003 and the year ended December 31, 2001 and the period January 1, 1987 (date of inception) through September 30, 2002 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern.

The decision to change its certifying accountant was approved by the Company's Board of Directors. During the nine months ended September 30, 2002 and the year ended December 31, 2001 , and the period January 1, 1987 (date of inception) through September 30, 2002, and the subsequent interim period through May 6, 2003 the Company has not had any disagreements with H J Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

The Company has engaged Russell Bedford Stefanou Mirchandani LLP ("Russell Bedford Stefanou Mirchandani") as its certifying accountant as of May 6, 2003 for the Company's year ending September 30, 2003. The Company has not consulted Russell Bedford Stefanou Mirchandani on either the application of accounting principles or the type of opinion Russell Bedford Stefanou Mirchandani might render on the Company's financial statements.

ITEM 8A.  CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), who is also our President, and our Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO/President and CFO believe:

                  (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

                  (ii) that our disclosure controls and procedures are effective.

          (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

         NAME                    AGE     POSITION
         ----                    ---     --------

         Bruce Beattie            49     President, Chief Executive Officer and
                                         Chairman of the Board

         Behzad Mirzayi           47     Chief Operating Officer, Vice
                                         President, and Director

         Conrad Nagel             62     Chief Financial Officer and Director

         Robert C. Brehm          55     Director and President and CEO of
                                         parent U.S. Microbics, Inc.

         Bill Hopkins             69     Director

The Company's Bylaws provide for a minimum of three directors and a maximum of
11. Each director of the Company holds office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. Each executive officer holds office at the pleasure of the Board of Directors and until his or her successor has been elected and qualified. A brief background of each Director and Executive Officer is provided below:

BRUCE BEATTIE became President, CEO and Director of the Company on December 16, 2002. Mr. Beattie has over 23 years experience in the environmental service industry with expertise in business development, operations and project management. His career spans the introduction of breakthrough treatment technology for the sub surface remediation of chlorinated solvents, executive level profit center turn-around management and was a pioneer in the development of "Brownfield" redevelopment solutions for two nationally recognized environmental firms. Previously, Mr. Beattie was President of Sub Surface Waste Management, Inc. a subsidiary of U.S. Microbics, Inc since August 15, 2000. Prior to that date he was Group Vice President for Environmental Reclamation, Inc. since September 2, 1998.

BEHZAD MIRZAYI has served as COO, Executive Vice President, Chief Engineer and Director for the Company since December 16, 2002. Mr. Mirzayi has over 18 years experience in diversified areas of engineering, construction, and management. He has extensive experience managing office and field staffs and professionals involved in multi-discipline design and construction projects and management of profit and loss centers. He has a diverse background in all types of management, civil, environmental, geotechnical and structural engineering, construction management, technical supervision analysis and design, and construction oversight, cost and time management, risk evaluation, cost estimation and client and regulatory interface for mining, industrial, oil and gas facilities. Previously, Mr. Mirzayi was Vice President and COO of Sub Surface Waste Management, Inc. a subsidiary of U.S. Microbics, Inc since September 25, 2000. Prior to that date he was Chief Operating Officer for Environmental Reclamation, Inc. since September 2, 1998.

CONRAD NAGEL has served as the Company's Chief Financial Officer and Director since December 16, 2002. Mr. Nagel is also the CFO of parent company U.S. Microbics, Inc., and has held that position for the past five years. Mr. Nagel has an MS degree in Accounting, Kansas University (1964), a BS degree in Business, University of Kansas (1963) and a CPA since 1966. Mr. Nagel has been associated with SEC work, auditing, and finance operations for the past 30 years including Audit Manager for Touche Ross (now Deloitte - Touche), Vice President of Finance - Decision Incorporated, Internal Audit Manager for Kaiser Aetna, CFO for Calusa Financial Medical, Inc., Vice President of Finance for Medical Capital Corporation and over fifteen years CPA practice specializing in taxation and SEC work.

ROBERT C. BREHM has served as Secretary of the Company since December 16, 2002 and a Director since October 24, 2002. Mr. Brehm is also the parent company's Chief Executive Officer, President and Chairman of the Board since July 1997. From July 1994 through the present, Mr. Brehm has served as the President of Robert C. Brehm Consulting, Inc. From 1991 to 1994, he was the President of Specialty Financing International, Inc., a finance procurement company. Mr. Brehm has owned computer hardware, software, finance and consulting companies. Mr. Brehm has a double engineering degree in electrical engineering and computer science and an MBA in Finance and Accounting from UC Berkeley.

BILL HOPKINS has served as a Director of the Company since May 2003. Mr. Hopkins is the owner and founder of Fastening Solutions, Inc., which manufactures specialty fasteners for the government, marine and recreational vehicles markets with worldwide distribution. Mr. Hopkins has served for 12 years as Regional Sales Manager for the Business Group Sales for Digital Equipment Corporation and for 10 years as Executive Sales Manager, Business Group sales, Burrows Corporation. He received his BA in Business administration from the Babson Institute in Boston MA.

Directorships
-------------

         The following Directors of the Company are Directors in its parent company U.S. Microbics, Inc., Conrad Nagel and Robert C. Brehm. The following Directors of the Company are also shareholders in its parent Company: Bruce Beattie, Behzad Mirzayi, Conrad Nagel and Robert C. Brehm.

Significant Employees.
----------------------

         The Company has employees who are both engineers, geologists, technicians, consultants and executive officers, all employees and consultants are expected to make a significant contribution to the Company's business. It is expected that current employees, consultants, members of management and the Board of Directors will be the only persons whose activities will be material to the Company's operations. Members of management are the only persons who may be deemed to be promoters of the Company.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, the Company's officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                                                   SUMMARY COMPENSATION TABLE
                                                   --------------------------
                                                      LONG-TERM COMPENSATION
                                                      ----------------------
                                                    ANNUAL COMPENSATION                                        AWARDS
                             -----------------------------------------------------------------     -----------------------------
                                                                                 SECURITIES
NAME AND PRINCIPAL                                       RESTRICTED STOCK        UNDERLYING        OTHER ANNUAL       ALL OTHER
POSITION                     FISCAL YEAR   SALARY ($)       AWARDS ($)        OPTIONS/SARS (#)     COMPENSATION     COMPENSATION
--------                     -----------   ----------       ----------        ----------------     ------------     ------------
Bruce Beattie,                  2003           143,643         ----                 ----               ----            ----
President, Director             2002           130,300         ----                 ----               ----            ----
                                2001                 0         ----                 ----               ----            ----

Behzad Mirzayi,                 2003           143,300         ----                 ----               ----            ----
COO, Director                   2002           130,000         ----                 ----               ----            ----
                                2001                 0         ----                 ----               ----            ----

Gregory J. Chachas              2003                 0         ----                 ----               ----            ----
                                2002                 0         ----                 ----               ----            ----
                                2001                 0         (1)                  ----               ----            ----

(1) Mr. Chachas received a grant of 150,000 shares of common stock in Covingham Capital Corporation during the 2001 fiscal year. The stock was issued in exchange for services having a value of $7,500.

STOCK OPTION GRANTS
-------------------

There were no grants of stock options to the Named Executive Officers during the fiscal year ended September 30, 2003.

OPTION EXERCISES IN FISCAL YEAR 2003
------------------------------------

Set forth below is information with respect to exercises of stock options by the Named Executive Officers during fiscal year 2003 and the fiscal year-end value of all unexercised stock options held by such persons.


                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                    ---------------------------------------------------------------------------------

                                                                      NUMBER OF UNEXERCISED                VALUE OF UNEXERCISED,
                                                                     OPTIONS HELD AT FISCAL               IN-THE-MONEY OPTIONS AT
                                                                        YEAR-END 09/30/03                   FISCAL YEAR-END ($)
                                                                 ------------------------------     -------------------------------
                                     SHARES
                                   ACQUIRED ON      VALUE
                                    EXERCISE    REALIZED ($)
              NAME                     (#)           (1)         EXERCISABLE     UN-EXERCISABLE      EXERCISABLE     UN-EXERCISABLE
----------------------------       -----------  -------------    -----------     --------------      -----------     --------------
BRUCE S. BEATTIE, Director,
President and CEO:
   Preferred Series A Stock (1)       none          none              28,000            42,000           $98,000          $147.000

BEHZAD MIRZAYI Director,
Vice-President and COO:                                                                                        -                 -
   Preferred Series A Stock (1)       none          none              28,000            42,000           $98,000          $147.000

CONRAD NAGEL, CFO and Director:                                                                                -                 -
   Preferred Series A Stock (1)       none          none              16,000            24,000           $56,000           $84,000

ROBERT C. BREHM, Director and
CEO of parent, U.S. Microbics,
Inc.:
   Preferred Series A Stock (1)       none          none              40,000            60,000          $140,000          $210,000

MERY C. ROBINSON, COO of
Affiliate U.S. Microbics, Inc.:
   Preferred Series A Stock (1)       none          none              16,000            24,000           $56,000           $84,000


(1) Based on the closing price of $0.75 for the shares of Common Stock of the Company traded on the OTC Bulletin Board as of September 30, 2003.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
------------------------------------------------------------------------
ARRANGEMENTS.
-------------

         Effective December 23, 2002 the Company entered into an employment agreement with Bruce S. Beattie, its President and Chief Executive Officer. Mr. Beattie's employment agreement provides for a term of five years, at an initial annual base salary of $150,000, salary increases of $10,000 per annum for each of the first four years and an increase of $20,000 for the fifth year, and discretionary incentive bonuses.

         Effective December 23, 2002 the Company entered into an employment agreement with Behzad Mirzayi its Vice President and Chief Operating Officer. Mr. Mirzayi's employment agreement provides for a term of five years, at an initial annual base salary of $145,000, salary increases of $10,000 per annum for each of the first four years and an increase of $20,000 for the fifth year, and discretionary incentive bonuses

BONUSES AND DEFERRED COMPENSATION
---------------------------------

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS
----------------------

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of December 10 2003, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable community property laws, and, unless otherwise stated, their address is 6451-C, El Camino Real, Carlsbad, CA 92009.


      NAME AND ADDRESS OF BENEFICIAL OWNER                      AMOUNT(1)            PERCENT
--------------------------------------------------           --------------          ---------
Bruce S. Beattie
President, Chief Executive Officer and Chairman
of the Board                                                    640,000 (2)            3.36%

Behzad Mirzayi
Chief Operating Officer, Vice President and
Director                                                        640,000 (3)            3.36%

Conrad Nagel
Chief Financial Officer and
Director                                                        470,000 (4)            2.49%

Robert C. Brehm
Director, and CEO of Affiliate
U.S. Microbics, Inc.                                            980,000 (5)            5.09%

Bill Hopkins
Director                                                          5,000 (6)            0.03%

All Officers and Directors
As a group (5 persons)                                        2,735,000 (7)           13.37%

Affiliates and other 5% Shareholders of any class of Stock:

Mery C. Robinson
COO and Director of affiliate U.S. Microbics,
Inc.                                                            470,000 (8)            2.49%

                                       32






      NAME AND ADDRESS OF BENEFICIAL OWNER                      AMOUNT(1)            PERCENT
--------------------------------------------------           --------------          ---------

USM Capital Group, Inc.
Affiliate                                                     5,100,000 (9)           27.43%

U.S. Microbics, Inc. Parent Company
                                                             32,300,000 (10)          74.10%
Mark Holmstedt
Director of U.S. Microbics, Inc.
154 Via Copia
Alamo, CA 94507                                                  45,000 (11)           1.65%

Alexander & Wade
888 Rio San Diego Drive
8th Floor
San Diego, CA 92108                                           1,250,000 (12)           6.30%

Darwin Ting and Kuei Mei Ting TRS FBO Ting
Family Trust UA 03-04-02
2142 Liane Lane
Santa Ana, CA 92705                                           1,367,500 (13)           7.25%

------------------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of December 11, 2003 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.

(2) Includes: (i) 175,000 common stock options exercisable within 60 days of December 11, 2003, and (ii) Series A Preferred stock options convertible into 350,000 shares of common stock exercisable within 60 days of December 11, 2003.

(3) Includes: (i) 175,000 common stock options exercisable within 60 days of December 11, 2003, and (ii) Series A Preferred stock options convertible into 350,000 shares of common stock exercisable within 60 days of December 11, 2003.

(4) Includes: (i) 150,000 common stock options exercisable within 60 days of December 11, 2003 and (ii) Series A Preferred stock options convertible into 160,000 shares of common stock exercisable within 60 days of December 11, 2003.

 (5) Includes: (i) 300,000 common stock options exercisable within 60 days of December 11, 2003 and (ii) Series A Preferred stock options convertible into 350,000 shares of common stock exercisable within 60 days of December 11, 2003.

(6)   Consists of 5,000 shares of common stock.

(7) Includes 1,870,000 shares issuable under stock options or convertible securities held by directors and executive officers exercisable or convertible within 60 days of December 11, 2003.

(8) Includes: (i) 150,000 common stock options exercisable within 60 days of December 11, 2003 and (ii) Series A Preferred stock options convertible into 160,000 shares of common stock exercisable within 60 days of December 11, 2003.

(9)   Consists of 5,100,000 shares of common stock.

(10) Includes 5,000,000 shares of Series A Preferred stock convertible into 25,000,000 shares of common stock within 60 days of December 11, 2003.

(11) Includes 20,000 common stock options exercisable within 60 days of December 11, 2003.

(12) Consists of 250,000 shares of Series A Preferred stock convertible into 1,250,000 shares of common stock.

(13) Includes 55,000 shares of Series A Preferred stock convertible into 275,000 shares of common stock within 60 days of December 11, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others.
----------------------------------------

         There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest except for the following issuances of common stock made on December, 11, 2002 from the Company's Employees Stock Incentive Plan for the Year 2003 as follows:

                                                    NUMBER OF S-8 SHARES
RECIPIENT                                                 RECEIVED
----------------------------------------------- -----------------------------
Bruce S. Beattie,                                                     10,000
President /CEO and Director

Behzad Mirzayi
Vice-president/COO and Director                                       10,000

Conrad Nagel/CFO and Director                                         10,000

Robert  C.  Brehm/President  and  CEO of  U.S.
Microbics, Inc. and Director                                          30,000

Mery C. Robinson
COO of U.S. Microbics, Inc.                                           10,000

         The above transactions were valued at $0.10 per common share

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

         10.1(+) Consulting agreement with Sol Tech Inc., Form 8-K filed December 24, 2002.

         23.1        Consent of Independent Auditor.

         31.1[+}[+]  Certification of Chief Executive Officer/President
                     Pursuant to Rule 13a-14(a) and 15d-14(a).

         31.2[+][+]  Certification of Chief Financial Officer Pursuant to
                     Rule 13a-14(a) and 15d-14(a).

         32.1[+][+]  Certification Pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2[+][+]  Certification Pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (+) Previously filed.
         (+)(+) Filed herewith.

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2002 and September 30, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered. Through December, 2002, principal accountant fees and services were aggregated with the fees for services provided the Company's former parent, U.S. Microbics, Inc. Accordingly, the following table are management's estimates of fees allocated to the Company for the period October 1, 2001 through December 2002

                                     September 30, 2003       September 30, 2002
                                     ------------------       ------------------

(i)         Audit Fees               $  25,000                $  14,000
(ii)        Audit Related Fees          18,000                   15,000
(iii)       Tax Fees                    10,000                    6,000
(iv)        All Other Fees                  --                       --
                                     ----------               ----------
    Total fees                       $  53,000                $  35,000
                                     ==========               ==========

         AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Sub Surface Waste Management of Delaware, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

         AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Sub Surface Waste Management of Delaware, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2003 or 2002.

         TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning..

         ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                   Sub Surface Waste Management of Delaware Inc. (A Delaware Corporation)

Dated: January 12, 2004            /S/ Bruce S. Beattie
                                   ------------------------------------------
                                   By: Bruce S, Beattie
                                   Its: President and Chief Executive Officer

Dated: January 12, 2004            /S/ Conrad Nagel
                                   ------------------------------------------
                                   By: Conrad Nagel
                                   Its: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                          Position                            Date
    ----                          --------                            ----

/S/ Bruce S. Beattie
-----------------------
Bruce S. Beattie         Chief Executive Officer and Director   January 14, 2004

/S/ Behzad Mirzayi
-----------------------
Behzad Mirzayi           Chief Operating Officer and Director   January 14, 2004

/S/ Conrad Nagel
-----------------------
Conrad Nagel             Chief Financial Officer and Director   January 14, 2004

/S/ Robert C. Brehm
-----------------------
Robert C. Brehm          Director                               January 14, 2004

/S/ Bill Hopkins
-----------------------
Bill Hopkins             Director                               January 14, 2004