Form 10QSB
period 2003-12-31
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2004-02-20
CIK 789887

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(c) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended December 31, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from to Commission File No.: 0-14213

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
                 (Name of small business issuer in its charter)

           Delaware                                       51-0401125
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                              6451-C El Camino Real
                           Carlsbad, California 92009
                                 (760) 918-1860

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

         Common Stock, $0.001 par value per share - 20,018,951 shares outstanding as of February 16, 2004 Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|


================================================================================

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                       SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC.
                           CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                                  2003
                                                                               (Unaudited)
                                                                              ------------
                                          ASSETS
Current assets:
     Cash                                                                     $     2,032
     Restricted cash                                                              310,056
     Accounts receivable                                                           50,314
     Due from affiliates                                                           10,932
     Prepaid expenses and other assets                                             11,673
     Costs and estimated profit in excess of billings                             192,452
                                                                              ------------
          Total current assets                                                    577,459
Property and equipment, net                                                        14,196
Deposits                                                                            2,669
                                                                              ------------
          Total assets                                                        $   594,324
                                                                              ============

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                    $   277,986
     Due to affiliates                                                            441,189
     Notes payable, related parties                                               447,970
                                                                              ------------
          Total current liabilities                                             1,167,145
                                                                              ------------

          Total liabilities                                                     1,167,145
                                                                              ------------
Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
     Series A; 50,000,000 shares authorized; 5,360,000 issued
        and outstanding; aggregate liquidation preference of $53,600,000            5,360
     Series B; 2,000,000 shares authorized; 50,000 issued
        and outstanding; aggregate liquidation preference of $500,000                  50
Deficit in Stockholders' equity :
     Common stock; $.001 par value; 300,000,000 shares authorized;                 19,077
        19,076,451 and 16,475,784 issued and outstanding
     Additional paid-in capital                                                 6,670,635
     Accumulated deficit                                                       (7,166,943)
     Deferred financing cost                                                     (101,000)
                                                                              ------------
          Total deficit in stockholders' equity                                  (578,231)
                                                                              ------------
          Total liabilities and deficit in stockholders' equity               $   594,324
                                                                              ============


 The notes to consolidated condensed financial statements are an integral part of these statements.



                  SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          FOR THE THREE
                                                     MONTHS ENDED DECEMBER 31,
                                                       2003             2002
                                                   -------------   -------------

Revenues                                           $     90,092    $    142,698
Cost of revenues                                         87,552         104,977
                                                   -------------   -------------

Gross profit                                              2,540          37,721

Selling, general and administrative expenses            340,816         256,564
Depreciation                                              1,056             509
Loss from operations                                   (339,332)       (219,352)

Other income (expense):

Interest income                                             189             360

Interest expense                                        (30,079)         (8,109)
                                                   -------------   -------------

Net loss                                           $   (369,222)   $   (227,101)
                                                   =============   =============

Net loss per common share (basic and diluted):     $      (0.02)   $      (0.02)

Weighted average common shares outstanding           18,295,784      11,366,713



         The notes to consolidated condensed financial statements are an integral part of these statements.


                      SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                     FOR THE THREE
                                                                 MONTHS ENDED DECEMBER 31,
                                                                    2003         2002
                                                                 ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $(369,222)    (227,101)
   Adjustment to reconcile net loss to cash used in
        operating activities:
   Depreciation                                                      1,056          509
   Stock, stock options, and warrants in exchange for services      61,550       18,147
   Decrease (increase) in:
         Accounts receivable                                        18,335      (56,469)
         Restricted cash                                           (51,588)          --
         Prepaid expense, deposits and other                        11,557        9,593
         Cost and estimated profit in excess of billings           (36,395)      39,524
   Increase (decrease) in:
         Accounts payable and accrued expenses                     104,949       (7,679)
                                                                 ----------   ----------
NET CASH USED IN OPERATING ACTIVITIES                             (259,758)    (223,476)
                                                                 ----------   ----------

                                                                 ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                                   --           --
                                                                 ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable, net                                155,605           --
   Proceeds from issuance of stock and warrants                    197,500      137,000
   (Repayment of) proceeds from due to affiliates                 (132,621)      82,133
   Proceeds from due from affiliates                                19,068           --
   Stock offering costs                                                 --       (7,500)
                                                                 ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          239,552      211,633
                                                                 ----------   ----------

DECREASE IN CASH                                                   (20,206)     (11,843)
CASH AT BEGINNING OF PERIOD                                         22,238       11,925
                                                                 ----------   ----------
CASH AT END OF PERIOD                                            $   2,032    $      82
                                                                 ==========   ==========

             The notes to consolidated condensed financial statements are an integral part of these statements.


                                           3

                  SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                             FOR THE THREE
                                                       MONTHS ENDED DECEMBER 31,
                                                           2003       2002
                                                         --------   --------
Supplemental disclosures of non-cash
  Investing and financing activities:

Common stock issued in exchange for services             $ 61,550   $ 18,147
                                                         =========  =========
Common stock issued in recapitalization                  $     --   $  5,652
                                                         =========  =========
Preferred stock issued in exchange of letter
  of credit issued as collateral                         $101,000   $     --
                                                         =========  =========
Cash paid for:
    Interest                                             $     --   $     --
                                                         =========  =========
    Income taxes                                         $     --   $     --
                                                         =========  =========


         The notes to consolidated condensed financial statements are an integral part of these statements.

                  SUB SURFACE WASTE MANAGEMET OF DELAWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2003
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
-------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

As of December 31, 2003 U.S. Microbics, Inc., and subsidiaries ("Parent" or "Affiliates") control approximately 77% of the outstanding voting stock of the Company.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

                  SUB SURFACE WASTE MANAGEMET OF DELAWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2003
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                      For the three months ended
                                                             December 31,
                                                         2003           2002
                                                       -----------   -----------
Net loss - as reported                                   (369,222)     (227,101)
Add: Total stock based employee compensation
expense as reported under intrinsic value method
  (APB. No. 25)
Deduct: Total stock based employee compensation
expense as reported under fair value based method
  (SFAS No. 123)
Net loss - Pro Forma                                     (369,222)     (227,101)
Net loss attributable to common stockholders -
  Pro forma                                              (369,222)     (227,101)
Basic (and assuming dilution) loss per share -
  as reported                                               (0.02)        (0.02)
Basic (and assuming dilution) loss per share -
  Pro forma                                                 (0.02)        (0.02)

                  SUB SURFACE WASTE MANAGEMET OF DELAWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2003
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements
-----------------------------

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

                  SUB SURFACE WASTE MANAGEMET OF DELAWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2003
                                   (UNAUDITED)


NOTE B - ACQUISITION

On December 20, 2002, the Company entered into a Capital Stock Exchange Agreement ("Agreement") with Covingham Capital Corp. ("Covingham") an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes, the Company shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired was $ 1,853 From January 1986 until the date of the Agreement, Covingham was an inactive corporation with no significant assets and liabilities.

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's shareholders were exchanged for an aggregate of 10,744,000 shares of the Covingham common stock and 5,360,000 shares of Covingham preferred stock. The value of the stock that was issued was the historical cost of the Covingham's net tangible assets, which did not differ materially from their fair value. In addition, holders of the Company's options to acquire Series A Preferred stock exchanged their options for options to acquire the Company's Series A preferred stock.

In accordance with SFAS No. 141, the Company was the acquiring entity.

Effective with the Agreement, Covingham changed its name to Sub Surface Waste Management of Delaware, Inc., increased its authorized shares of $.001 par value common stock to 300,000,000 and $.001 par value preferred shares to 50,000,000.

NOTE C - CAPITAL STOCK

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. The Company has also authorized 50,000,000 shares of Series A convertible preferred stock, with a par value of $.001 per share . The preferred stock is convertible at the option of the holder into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year. As of December 31, 2003, the Company has issued and outstanding 19,076,451 shares of common stock and 5,410,000 shares of convertible preferred stock.

During the three months ended December 31, 2003, the Company issued 1,140,000 shares of restricted common stock in exchange for $197,500, net of costs.

During the three months ended December 31, 2003, the Company issued 445,667 shares of its restricted common stock in exchange for services provided the Company valued at $.14 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the three months ended December 31, 2003, the Company issued 50,000 shares of Series B convertible Preferred Stock to a shareholder of the Company in exchange for the shareholder providing a $101,000 letter of credit collateralizing the performance of a contractual obligation of the Company's. The Company has recognized a $101,000 deferred financing cost in connection with the placement of the letter of credit and shall amortize the cost over the term of the contract.

NOTE D - SUBSEQUENT EVENTS

On January 21, 2004, the Company was notified by the State of South Carolina that Strong's Grocery contract award of $51,400 was cancelled because the letter of credit provided in lieu of a performance bond was not received on a timely basis.

                                     PART I


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD CAREFULLY REVIEW VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED BELOW, AS WELL AS THE MATTERS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2003 AND ITS OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

                                   THE COMPANY

         Sub Surface Waste Management of Delaware, Inc. (the "Company", "we", "us" or "our") was organized under the laws of the State of Utah on January 30, 1986, as Covingham Capital Corporation, to engage in any lawful business. The Company did not engage in business operations until December 2002, when we became a subsidiary of U.S. Microbics, Inc.

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

INDUSTRY BACKGROUND

         On December 11, 1980, Congress enacted the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as Superfund. This law provided broad federal authority to respond directly to releases or threatened releases of hazardous substances that may endanger public health or the environment. CERCLA established prohibitions and requirements concerning closed and abandoned hazardous waste-sites, provided for liability of persons responsible for releases of hazardous waste at these sites, and established a trust fund to provide for cleanup when no responsible party could be identified.

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

Mission
-------

         As of the end of the year 2003, only a fraction of cleanup sites that have been contaminated during the last twenty years have met and received regulatory agency closure. The Company's goal is to take advantage of changes in the environmental remediation market from traditional remediation technologies, which are costly and time-consuming, to bioremediation technology, which the Company believes is state of the art. Clients in the oil and gas, transportation, land development, and petro-chemical industries are interested in source eliminating technologies, such as bioremediation, to treat contaminated property in a timely and cost effective manner.

         Specifically, the Company's mission is to become the leading bioremediation expert in the on-site treatment and elimination of petroleum hydrocarbon constituents, including methyl-tertiary-butyl-ether ("MTBE"), and to apply its licensed proprietary microbial blends, using patented treatment processes, for both traditional toxic materials and newly emerging urgent issues.

         According to the U.S. Environmental Protection Agency ("EPA") and the American Petroleum Institute, 73% of the 180,567 active retail gasoline service sites in the U.S. have reported and documented releases with MTBE impacts to soil and ground water. The Company estimates that the market for MTBE remediation may be worth as much as $6 billion. MTBE is the reformulated "clean fuel" oxygenate additive in the process of being banned, nationwide, for the adverse impact its release with gasoline has caused to soil, water and groundwater in the United States. The Company is capturing work in this market, and has experienced 25-30% gross profit on several projects.. If it is successful in capturing approximately 1% of this market and in acquiring revenue generating engineering companies, raising growth capital assuming that other, more effective or inexpensive methods of remediating the effects of MTBE are not discovered, the Company anticipates that its revenues could grow to $100 million over the next five years.

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

BIO-RAPTOR(TM)

         Bio-Raptor(TM) is the Company's patented ex situ bioremediation treatment system for cleaning up hydrocarbon-contaminated soil. The Bio-Raptor(TM) screens and treats soil contamination on-site, thereby reducing costs, maximizing material treatment surface area and aeration, reducing retention time, minimizing potential liability through on-site treatment and eliminating contaminant transportation-related risks and site downtime.

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

TECHNOLOGY LICENSING

         In special circumstances or where economic incentives exist for it to do so, the Company has licensed its technology and services to qualified entities. Most recently, Tetra Tech Inc., (NASDAQ:TTEK), a provider of consulting, engineering and technological services, has a non-exclusive license from the Company for the BAC(TM) & Bio-GAC(TM) carbon recycling technology for distribution in the U.S. and Mexico.

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

         The Company's patented in situ application of all-natural, non-genetically engineered bacteria has successfully proven to remediate dry cleaner solvents containing tetrachloroethene (PCE or PERC). In a One Hour Martinizing(TM) site located in southeastern Michigan, during a period of approximately 90 days the Company's solution removed more than 60% of the volatile organic compounds, commonly known as VOCs, detected in the soil prior to treatment. Aside from removing the VOCs, the Company's technology generated non-detectable levels of vinyl chloride and methyl chloride during the remediation processes. The Company believes that this result is far superior to conventional methods of remediation and cleanup.

         Underground storage tanks also pose a major problem in the U.S. due to the disastrous effects of leakage into soil and/or groundwater systems, creating a direct pathway to humans and livestock from potable water resources. MTBE and petroleum hydrocarbons are toxic to humans and both state and federal regulatory agencies require these wastes to be immediately cleaned up. The vast number of tanks, tank farms, terminals and refineries and their proximity to people is illustrated in the following facts, taken from Superfund documents:

         o Through December 2003 , states most recently reported to the U.S.EPA 412,000 confirmed retail gasoline station releases, includes active and closed.

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

CAUTIONARY FORWARD - LOOKING STATEMENT

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

          The Company's plan of operation for the next 12 months is to continue the remediation business of Sub Surface Waste Management, raise additional working capital and to seek the acquisition of additional companies which can augment the base business of the Company.

         During the next 12 months, the Company's foreseeable cash requirements are approximately $5,000,000 to implement its business plan in the environmental cleanup business. The Company will most likely need to issue additional common or preferred stock, which will have a dilutive effect on current shareholders, in order to raise the necessary capital to continue and expand its operations.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2002.

The Company had revenues of $90,092 during the three months ended December 31, 2003, as compared to $142,698 of revenues for the same period in 2002. Revenues for the three months ended December 31, 2003 consisted primarily of bio-remediation of hydro-carbons in contaminated soil for the state of South Carolina. Gross profit for the quarter ended December 31, 2003 was $2,540 or 2.8% of sales compared to $37,721 or 26.4% of sales for the corresponding period in fiscal 2002. The decrease in sales was due primarily to lower revenues from the State of South Carolina, as contracts there are nearing completion as most of the work necessary to complete the jobs has been previously recognized as revenue. The lower gross margin in amount and percentage is due to lower volume of completed jobs and fixed overhead spread over fewer projects during the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002.

Selling, general and administrative ("SG&A") expenses for first quarter of fiscal year 2003 totaled $340,816 compared to $256,564 for the same period in fiscal year 2002. SG&A expenses for the first quarter of fiscal year 2003 consisted of occupancy, payroll, accounting, legal, consulting, and public relations expenses. The increase in SG&A expenses of $84,252 was due primarily to increases in legal and accounting expenses related to being a public company and expenses paid to consultants for marketing and mergers and acquisition services.

The Company incurred a net loss of $369,222 and had negative cash flows from operations of $259,758 for the three months ended December 31, 2003 compared to a net loss of $227,101 and negative cash flows from operations of $223,476 for the three months ended December 31, 2002. Basic and diluted net loss per share was $.02 for the three months ended December 31, 2003 and for the three months ended December 31, 2002. The number of weighted average common shares outstanding increased in proportion to the increase in the net loss of $142,121 which resulted in the loss per share remaining unchanged.

For the three months ended December 31, 2003 the Company has generated only limited revenues of $90,092. During this same period, the Company incurred a net loss of $369,222 and had negative cash flows from operations of $259,758. As of December 31, 2003, the Company has an accumulated deficit of $7,166,943. The Company incurred net losses of $1,322,568 in fiscal 2003, and $862,150 in fiscal 2002.

Although the Company is expecting to increase revenues during the next three quarters of fiscal 2004, primarily through mergers and acquisitions, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. In order to continue implementing the Company's strategic plan, the Company is planning on raising up-to an additional $5,000,000 net of placement fees from a private placements beginning in February of 2004. The funds are targeted as follows $250,000 for the purchase of capital equipment and license fees; $400,000 for the purchase of microbial blend inventory; $3,850,000 for business development, acquisitions and general working capital; and $500,000 for capital to increase the Company's technical services capability. The Company has engaged an investment banker to assist in the impletion of capital raising and mergers and acquisitions. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all or that the Company can successfully complete is contemplated mergers and acquisitions..

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

LIQUIDITY AND CAPITAL RESOURCES.

Cash totaled $2,032 as of December 31, 2003. During the three months ended December 31, 2003, the Company raised $197,500 from issuance of restricted common stock stock. As of December 31, 2003, the Company has negative working capital of $589,686 as compared to negative working capital of $190,290 as of December 31, 2002. Current liabilities of $1,167,145 as of December 31, 2003 include $441,189 and $447,970 due to affiliates and related parties respectively compared to current liabilities of $339,449 which include $205,663 and 66,940 due to affiliates and related parties respectively. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to December 31, 2003 the Company has raised $122,500, net of placement fees. The Company believes that it will raise sufficient cash to continue its operations through September 30, 2004, and anticipates that cash generated from anticipated private placements and projected revenues during the next three quarters of fiscal 2004 will enable it to fulfill cash needs for fiscal 2004 and through fiscal 2005 operations.

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

The Company's independent certified public accountants have stated in their report included in the Company's September 31, 2003 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors, among others, may raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that, as of the end of such period our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, as amended, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On December 3, 2003 a vendor filed a law suit in the Superior Court of the State of California, County of San Diego, case number IN034387, for an unpaid balance of $3,251. The law suit was served on the Company on February 9, 2004. The Company will attempt to negotiate a settlement regarding the suit as soon as possible.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c) Recent Sales of Unregistered Securities:

         In October, 2003, the Company sold 765,000 shares of restricted common stock to accredited investors. Of these shares, 40,000 were sold for $0.25 per share, 325,000 shares were sold for approximately $0.154 per share and 400,000 shares were sold at $0.125 per share.

Also in October, the Company issued 355,000 shares of restricted common stock to an investor, of which 25,000 were issued for compensation for providing a letter of credit as a security deposit on the lease of its office and warehouse space shared with the Company's parent and affiliates and 330,000 shares were issued as collateral for a $55,000 loan made to the Company in March of 2003. These transactions were valued at $0.01 per share based on the pre-publically trading value of the shares in March 2003.

         In November, 2003, the Company sold 175,000 shares of restricted common stock to accredited investors, of which 50,000 shares were sold for $0.25 per share and 125,000 shares were sold at $0.20 per share.

         In December, 2003, the Company sold 200,000 shares of restricted common stock to an investor for $0.25 per share. Also in December, the Company issued 50,000 shares of restricted Series B Preferred stock to an investor as collateral for a letter of credit provided by the investor in lieu of a performance bond on a job awarded the Company by the State of South Carolina. Each share of Series B Preferred stock is convertible into 5 shares of common stock one year subsequent to the date of issue. This transaction was valued at approximately $2.00 per share of Series B Preferred stock which represents the fair value of the services received which did not differ materially from the value of the stock issued.

         The proceeds for the sale of restricted common stock were used for operating, selling and administrative expenses and for repayment of advances from the parent company, U.S. Microbics, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

         No matters have been submitted to a vote of securities holders during the quarter ended December 31, 2003.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

[for the financings done in this quarter, have any of the documents been filed as exhibits to other reports? In quickly reviewing the public reports, it didn't look like it, so forms thereof may want to be added as exhibits.

EXHIBITS

31.1     Rule 13a-14(a) Certification

31.2     Rule 13a-14(a) Certification

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                                       SUB SURFACE WASTE MANAGEMENT OF
                                       DELAWARE, INC.


Date: February 17, 2004                By: /s/ Bruce S. Beattie
                                           -------------------------------------
                                           Bruce S. Beattie, President and
                                           Chief Executive Officer

                                       By: /s/ Conrad Nagel
                                           -------------------------------------
                                           Conrad Nagel, Chief Financial Officer