Form 10QSB
period 2004-03-31
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2004-05-24
CIK 789887

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

      For the quarter ended March 31, 2004

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

     Title of each class               Name of each exchange on which registered
               None.                                 None.

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

         Common Stock, $0.001 par value per share - 22,767,160 shares outstanding as of May 20, 2004

Transitional Small Business Disclosure Format (check one):  Yes |_|; No  |X|

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC. AND SUBSIDIARY
                                CONSOLIDATED CONDENSED BALANCE SHEET
                                                                                    AS OF
                                                                               March, 31,2004
ASSETS                                                                           (Unaudited)
                                                                                 ------------
CURRENT ASSETS:
     Cash                                                                        $     1,511
     Restricted cash                                                                 258,632
     Accounts receivable                                                              13,995
     Prepaid expenses and other assets                                                24,644
     Costs and estimated profit in excess of billings                                204,753
                                                                                 ------------
          Total current assets                                                       503,535
PROPERTY AND EQUIPMENT, NET
     Office equipment                                                                  7,662
     Manufacturing equipment                                                           5,147
     Transportation equipment                                                          8,851
                                                                                 ------------
                                                                                      21,660
     Less:  Accumulated Depreciation                                                  (8,520)
                                                                                 ------------
                                                                                      13,140

DEPOSITS                                                                               2,669
                                                                                 ------------
          Total assets                                                           $   519,344
                                                                                 ============

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                       $   202,538
     Due to affiliates                                                                72,560
     Notes payable, related parties                                                  394,160
                                                                                 ------------
          Total current liabilities                                                  669,258
                                                                                 ------------
          Total liabilities                                                          669,258
                                                                                 ------------

Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
Series A; 50,000,000 shares authorized; 6,094,665 issued
and outstanding; aggregate liquidation preference of $60,950,000.                      6,095

Series B; 2,000,000 shares authorized; 50,000 issued
and outstanding; aggregate liquidation preference of $500,000.                            50

DEFICIT IN STOCKHOLDERS' DEFICIT:
     Common stock; $.001 par value; 300,000,000 shares authorized;
          21,888,314 issued and outstanding                                           21,889
     Additional paid-in capital                                                    7,810,204
     Accumulated deficit                                                          (7,887,152)
     Deferred financing costs                                                       (101,000)
                                                                                 ------------
          Total deficit in stockholders' equity                                     (156,059)
                                                                                 ------------
          Total liabilities and stockholders' deficit                            $   519,344
                                                                                 ============

 See accompanying footnotes to the unaudited condensed consolidated financial statements.



                          SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                              FOR THE SIX                          FOR THE THREE
                                                         MONTHS ENDED MARCH 31,                MONTHS ENDED MARCH 31,
                                                  ---------------------------------      --------------------------------
                                                        2004                2003              2004               2003
                                                   -------------      -------------      -------------      -------------
Revenues                                           $    165,493       $    238,505       $     75,401       $     95,807

Cost of revenues                                        162,592            193,578             75,040             88,601

Gross profit                                              2,901             44,927                361              7,206

Selling, general and administrative expenses            997,318            398,470            655,446            141,397
                                                   -------------      -------------      -------------      -------------

Loss from operations                                   (994,417)          (353,543)          (655,085)          (134,191)

Other income (expense):

Interest (expense), net                                 (95,014)           (34,759)           (65,124)           (27,000)
Loss on sale of asset                                        --                 --                 --                 --
                                                   -------------      -------------      -------------      -------------
                                                        (95,014)           (34,759)           (65,124)           (27,000)
Minority Interest                                            --             (5,042)                --             (4,500)

Net Loss Before Income Taxes                         (1,089,431)          (393,344)          (720,209)          (165,691)

Income tax (benefit) expenses                                --                 --                 --                 --
                                                   -------------      -------------      -------------      -------------

Net loss                                           $ (1,089,431)      $   (393,344)      $   (720,209)      $   (165,691)
                                                   =============      =============      =============      =============
Net loss per common share (basic and diluted)
  (Note 4):                                        $      (0.06)      $      (0.08)             (0.04)             (0.03)

Weighted average common shares outstanding           19,156,483          4,982,207         19,236,513          4,982,207

               See accompanying footnotes to the unaudited condensed consolidated financial statements.

                                                        2


          SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            FOR THE SIX
                                                        MONTHS ENDED MARCH 31,
                                                     ---------------------------
                                                        2004             2003
                                                     ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

                                                     ----------       ----------
NET CASH USED IN OPERATING ACTIVITIES                 (563,772)        (507,979)
                                                     ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                     ----------       ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                   --               --
                                                     ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                     ----------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              543,045          502,187
                                                     ----------       ----------

(DECREASE) INCREASE IN CASH                            (20,727)          (5,792)
CASH AT BEGINNING OF PERIOD                             22,238           11,925
                                                     ----------       ----------
CASH AT END OF PERIOD                                $   1,511        $   6,133
                                                     ==========       ==========

              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements.

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)(CONTINUED)

                                                         FOR THE SIX
                                                     MONTHS ENDED MARCH 31,
                                                       2004         2003
                                                     --------    ---------
Supplemental disclosures of non-cash
   Investing and financing activities:

Common stock issued in exchange for services         $452,916    $ 18,000
Common stock issued in recapitalization              $  --       $  5,562
Cash paid for:
    Interest                                         $  --       $    --
    Income taxes                                     $  --       $    --

             See accompanying footnotes to the unaudited condensed
                       consolidated financial statements.

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month and three months period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

As of March 31, 2004 U.S. Microbics, Inc., and subsidiaries ("Parent" or "Affiliates") control approximately 77% of the outstanding voting stock of the Company.

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

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                     For the six months ended
                                                            March 31,
                                                         2004          2003
                                                    ------------- -------------
Net loss - as reported                              $ (1,089,431) $   (393,344)
Add: Total stock based employee compensation
expense as reported under intrinsic value method
  (APB. No. 25)                                               -             -
Deduct: Total stock based employee compensation
expense as reported under fair value based method
  (SFAS No. 123)                                              -             -
Net loss - Pro Forma                                  (1,089,431)     (393,344)
Net loss attributable to common stockholders -
  Pro forma                                           (1,089,431)     (393,344)
Basic (and assuming dilution) loss per share -
  as reported                                              (0.06)        (0.08)
Basic (and assuming dilution) loss per share -
  Pro forma                                                (0.06)        (0.08)

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)

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

NOTE B - ACQUISITION AND CAPITAL RESTRUCTURE

On December 20, 2002, the Company entered into a Capital Stock Exchange Agreement ("Agreement") with Covingham Capital Corp. ("Covingham") an inactive publicly registered shell corporation with no significant assets or operations. In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure

For accounting purposes, the Company has accounted for the transaction as a reverse acquisition and the Company shall be the surviving entity. The total purchase price and carrying value of net assets acquired was $ 1,853 From January 1986 until the date of the Agreement. The Company did not recognize goodwill or any intangible assets in connection with the transaction.

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)

NOTE B - ACQUISITION AND CAPITAL RESTRUCTURE (CONTINUED)

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

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the merger with Covingham.

NOTE C - CAPITAL STOCK

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. The Company has also authorized 50,000,000 shares of Series A convertible preferred stock, with a par value of $.001 per share . The preferred stock is convertible at the option of the holder into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year. As of March 31, 2004, the Company has issued and outstanding 21,888,314 shares of common stock and 6,144,665 shares of convertible preferred stock.

During the six months ended March 31, 2004, the Company issued 168,000 shares of convertible preferred stock series A in exchange for $42,000, upon exercise of 168,000 stock options.

During the six months ended March 31, 2004, the Company issued 240,000 shares of convertible preferred stock series A in exchange for services provided by a related party to the Company valued at $.90 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the six months ended March 31, 2004, the Company issued 326,665 shares of convertible preferred stock series A in settlement of due to related parties for $294,000.

During the six months ended March 31, 2004, the Company issued 50,000 shares of Series B convertible Preferred Stock to a shareholder of the Company as a collateral for the shareholder providing a $101,000 letter of credit collateralizing the performance of a contractual obligation of the Company's. The Company has recognized a $101,000 deferred financing cost in connection with the placement of the letter of credit. The shareholder will return these preferred stocks to the Company upon maturity of the outstanding letter of credit.

During the six months ended March 31, 2004, the Company issued 2,543,750 shares of restricted common stock in exchange for $441,000, net of costs.

During the six months ended March 31, 2004, the Company issued 955,980 shares of its restricted common stock in exchange for services provided the Company valued at $0.25 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the six months ended March 31, 2004, the Company issued 752,800 shares of restricted common stock in settlement of due to related parties for $135,500.

For the six months ended March 31, 2004, the Company issued an aggregate of 145,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses. The total cost of the Employee Stock Option Plan is $5,513.

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

Some of the past uses of the Company's products and processes include, but are not limited to, the following:

         o In-sit bioremediation of underground contaminants in soil and/or groundwater;
         o        Ex-situ bioremediation of contaminants;
         o        Regeneration of spent granular activated carbons;
         o On-site treatment systems for the reactivation of Granular Activated Carbon.

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

Messers'. Beattie and Mirzayi are both officers and directors of Sub Surface Waste Management Inc.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2003.

The Company had revenues of $165,493, and $75,401 during the six months and three months ended March 31, 2004, a decrease of 31 and 21 percents as compared to $238,505, and $95,807 of revenues for the same period in 2003. Revenues for the six months, and three months ended March 31, 2004 consisted primarily of bio-remediation of hydro-carbons in contaminated soil for the state of South Carolina. Gross profit for the quarter ended March 31, 2004 was $2,901 or 2% of sales compared to $7,206 or 8% of sales for the corresponding period in fiscal 2003.

Selling, general and administrative ("SG&A") expenses for the six months and three months ended March 31, 2004 totaled $997,318, and $655,446 respectively, compared to $398,470, and $141,397 for the same periods in fiscal year 2003. SG&A expenses for the six months, and three months ended March 31, 2004 consisted of occupancy, payroll, accounting, legal, consulting, and public relations expenses. The 152% and 282% increases in SG&A expenses was attributed to increases in accounting, interest and professional and consulting fees.

The Company incurred a net loss of $1,089,431, and $720,209, had negative cash flows from operations of $563,772, and $507,979 for the six months, and three months ended March 31, 2004 compared to a net loss of $393,344, and $165,691 and negative cash flows from operations of $507,979, and $288,480 for the six months, and three months ended March 31, 2003. Basic and diluted net loss per share was $(0.06) and $(0.04) for the six months, and three months ended March 31, 2004 compared to a loss of $(8.64), and $(4.20) for the six months, and three months ended March 31, 2003. The decrease was due to the increase in weighted average shares outstanding of 4,982,207 for the six months, and three months ended March 31, 2004 compared to 50,000 for the corresponding six months, and three months ended March 31, 2003.

For the six months, and three months ended March 31, 2004 the Company has generated only limited revenues of $165,493, and $75,401. During this same period, the Company incurred a net loss of $1,089,431, and $720,209, and had negative cash flows from operations of $ and $. As of March 31, 2004, the Company has an accumulated deficit of $7,702,661. The Company incurred net losses of $393,344 in fiscal 2003, and $845,326 in fiscal 2002.

Although the Company is expecting to increase revenues during the next two quarters of fiscal 2004, and for the fiscal year ended 2004, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. In order to continue implementing the Company's strategic plan, the Company is planning on raising up-to an additional $4,500,000 net of placement fees from a private placements. The funds are targeted as follows $100,000 for the purchase of capital equipment and license fees; $400,000 for the purchase of microbial blend inventory; $3,500,000 for business development, acquisitions and general working capital; and $500,000 for capital to increase the Company's technical services capability. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

Cash totaled $1,511 as of March 31, 2004. During the six ended March 31,
2004, the Company raised $441,000 net of placement fees of $9,000 from issuance of 2,543,750 shares of restricted common stock. As of March 31, 2004, the Company has negative working capital of $165,723, compared to a negative working capital of $589,686 as of December 31, 2003, or decrease in negative of working capital $423,963. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to March 31, 2004 the Company has borrowed $33,900 from its affiliate. The Company believes that it will raise sufficient cash to continue its operations through September 30, 2004, and anticipates that cash generated from anticipated private placements and projected revenues during the next two quarters of fiscal 2004 will enable it to fulfill cash needs for fiscal 2004 and through fiscal 2005 operations.

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

The independent auditors report on our September 30, 2003 financial statements included in the Form 10-KSB states that our difficulty in generating sufficient cash flow to meet its obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

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

ITEM 1. LEGAL PROCEEDINGS.

         None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.


(c) Recent Sales of Unregistered Securities:

         In January of 2004, 150,000 shares of restricted common stock were issued to a consultant for management advisory services. This transactions was valued at $0.05 per share which approximated the fair market value of the services received.

         Also in January, the Company sold 230,000 shares of restricted common stock to four accredited investors. These transactions were valued at $0.25 per share. The Company received $57,500 in proceeds from the sales.

         In February, 2004, the Company issued 10,000 shares of restricted common stock on behalf of an affiliate under a consulting agreement. This transaction was valued at $0.50 per share which approximates the value of the services received. Also in February, the Company sold 1,173,750 shares of restricted common stock to five accredited investors, of which 80,000 common shares were sold for $0.25 per share and 1,093,750 shares were sold for $0.16 per shares. Total proceeds to the Company were $195,000.

         In March, 2004 the Company issued 22,525 shares under a consulting contract. These shares were valued at approximately $0.33 per share or a total transaction value of $7,500, which approximated the fair market value of the services received.

         Also in March, 2004, the Company issued 752,800 shares of restricted common stock to a director in payment of debt owed. The shares of common stock were valued at $.18 per share. The total transaction value was $135,500. In March, two officers and a director of the Company exercised options to purchase 168,000 shares of restricted Series A Preferred stock. Each share of the Preferred stock is convertible into 5 shares of common stock, no sooner that one year after the date acquired. The options were exercised at $0.25 per share of Series A Preferred stock. The total value of these transactions was $42,000 which was offset against debt owed to the officers and director.

         Also in March, 2004, the Company issued 240,000 share of restricted Series A Preferred stock to an affiliate under a consulting agreement. This transaction was valued at $0.90 per share of Series A Preferred and had a total value of $216,000. Also in March, the Company issued a total of 326,665 shares of restricted Series A Preferred Stock to its parent company and an affiliate in exchange for debt owed. These transactions were valued $0.90 per share of Series A Preferred stock and had a total value of $294,000.

         The proceeds for the sale of restricted common stock were used for operating, selling and administrative expenses and for repayment of advances from the parent company, U.S. Microbics, Inc.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION .

         None.

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

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                   SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC.

Date: May 24, 2003                 By: /s/ Bruce S. Beattie
                                       -----------------------------------------
                                       Bruce S. Beattie, President and
                                       Chief Executive Officer

                                   By: /s/ Conrad Nagel
                                       -----------------------------------------
                                       Conrad Nagel, Chief Financial Officer