Form 10QSB/A
period 2004-03-31
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2004-05-27
CIK 789887

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
                                    CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                  AS OF          AS OF
                                                                                March, 31,     SEPTEMBER 30,
                                                                                    2004           2004
ASSETS                                                                          (Unaudited)     (AUDITED)
                                                                                ------------   ------------
CURRENT ASSETS:
     Cash                                                                       $     1,511    $    22,238
     Restricted cash                                                                258,632        258,468
     Accounts receivable                                                             13,995         68,649
     Due from affiliates                                                                 --         30,000
     Prepaid expenses and other assets                                               24,644         23,230
     Costs and estimated profit in excess of billings                               204,753        156,057
                                                                                ------------   ------------
          Total current assets                                                      503,535        558,642
PROPERTY AND EQUIPMENT, NET
     Office equipment                                                                 7,662          7,661
     Manufacturing equipment                                                          5,147          5,147
     Transportation equipment                                                         8,851          8,851
                                                                                ------------   ------------
                                                                                     21,660         21,659
     Less:  Accumulated Depreciation                                                 (8,520)        (6,407)
                                                                                ------------   ------------
                                                                                     13,140         15,252

DEPOSITS                                                                              2,669          2,669
                                                                                ------------   ------------
          Total assets                                                          $   519,344    $   576,563
                                                                                ============   ============

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                      $   202,538    $   173,037
     Due to affiliates                                                               72,560        573,810
     Notes payable, related parties                                                 394,160        272,075
                                                                                ------------   ------------
          Total current liabilities                                                 669,258      1,018,922

     Notes payable - related party                                                       --         20,290

                                                                                ------------   ------------
          Total liabilities                                                         669,258      1,039,212
                                                                                ------------   ------------

Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
Series A; 50,000,000 shares authorized; 6,094,665 and 5,360,000 issued and outstanding as of March 31, 2004 and September 30, 2003, respectively;
aggregate liquidation preference of $60,950,000 and $53,600,000, respectively         6,095          5,360

Series B; 2,000,000 shares authorized; 50,000 and 0 issued
and outstanding as of March 31, 2004 and September 30, 2003 respectively;
aggregate liquidation preference of $500,000 and $0 , respectively                       50             --

DEFICIT IN STOCKHOLDERS' DEFICIT:
     Common stock; $.001 par value; 300,000,000 shares authorized;
          21,888,314 and 17,490,784 issued and outstanding as of
          March 31, 2004 and September 30, 2003, respectively                        21,889         17,491
     Additional paid-in capital                                                   7,810,204      6,312,221
     Accumulated deficit                                                         (7,887,152)    (6,797,721)
     Deferred financing costs                                                      (101,000)            --
                                                                                ------------   ------------
          Total deficit in stockholders' equity                                    (156,059)      (462,649)
                                                                                ------------   ------------
          Total liabilities and stockholders' deficit                           $   519,344    $   576,563
                                                                                ============   ============

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

As of March 31, 2004 U.S. Microbics, Inc., and subsidiaries ("Parent" or "Affiliates") control approximately 75% of the outstanding voting stock of the Company.

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

Messers'. Beattie and Mirzayi are both officers and directors of Sub Surface Waste Management Inc.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2003.

The Company had revenues of $165,493, and $75,401 during the six months and three months ended March 31, 2004, a decrease of 31 and 21 percents as comparedto $238,505, and $95,807 of revenues for the same period in 2003. Revenues for the six months, and three months ended March 31, 2004 consisted primarily of bio-remediation of hydro-carbons in contaminated soil for the state of South Carolina. Gross profit for the quarter ended March 31, 2004 was $361 or ..5%% of sales compared to $7,206 or 8% of sales for the corresponding period in fiscal 2003.

Selling, general and administrative ("SG&A") expenses for the six months and three months ended March 31, 2004 totaled $997,318, and $655,446 respectively, compared to $398,470, and $141,397 for the same periods in fiscal year 2003. SG&A expenses for the six months, and three months ended March 31, 2004 consisted of occupancy, payroll, accounting, legal, consulting, and public relations expenses. The 251% and 464% increases in SG&A expenses was attributed to increases in accounting, interest and professional and consulting fees.

The Company incurred a net loss of $1,089,431, and $720,209, had negative cash flows from operations of $563,772 the six months, and three months ended March 31, 2004 compared to a net loss of $393,344, and $165,691 and negative cash flows from operations of $507,979for the six months ended March 31, 2003. Basic and diluted net loss per share was $(0.06) and $(0.04) for the six months, and three months ended March 31, 2004, respectively, compared to a loss of $(0.08), and $(0.03) for the six months, and three months ended March 31, 2003, respectively. The decrease was due to the increase in weighted average shares outstanding for the six months, and three months ended March 31, 2004 compared to the corresponding six months, and three months ended March 31, 2003.

For the six months, and three months ended March 31, 2004 the Company has generated only limited revenues of $165,493, and $75,401. During this same period, the Company incurred a net loss of $1,089,431, and $720,209, and had negative cash flows from operations of $563,772. As of March 31, 2004, the Company has an accumulated deficit of $7,887,152. The Company incurred net losses of $393,344 in fiscal 2003.

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

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

Cash totaled $1,511 as of March 31, 2004. During the six months ended March 31, 2004, the Company raised $441,000 net of placement fees of $9,000 from issuance of 2,543,750 shares of restricted common stock. As of March 31, 2004, the Company has negative working capital of $165,723, compared to a negative working capital of $460,280 as of September 30, 2003, or decrease in negative of working capital $294,557. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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