Form 10KSB/A
period 2003-09-30
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2004-07-21
CIK 789887

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

MISSION

         As of the end of the year 2003, according to the U.S. EPA during the last 20 years only a fraction of cleanup sites have met and received regulatory agency closure. The Company's goal is to take advantage of changes in the environmental remediation market from traditional remediation technologies, which are costly and time-consuming, to bioremediation technology, which the Company believes is state of the art. Clients in the oil and gas, transportation, land development, and petro-chemical industries are interested in source eliminating technologies, such as bioremediation, to treat contaminated property in a timely and cost effective manner.

         Specifically, the Company's mission is to become the leading bioremediation expert in the on-site treatment and elimination of petroleum hydrocarbon constituents, including methyl-tertiary-butyl-ether ("MTBE"), and to apply its licensed proprietary microbial blends, using patented treatment processes, for both traditional toxic materials and newly emerging urgent issues.

         According to the U.S. Environmental Protection Agency ("EPA") and the American Petroleum Institute, 73% of the 180,567 active retail gasoline service sites in the U.S. have reported and documented releases with MTBE impacts to soil and ground water. MTBE is the reformulated "clean fuel" oxygenate additive in the process of being banned, nationwide, for the adverse impact its release with gasoline has caused to soil, water and groundwater in the United States. The Company is seeking to capture work within this market.

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

BAC(TM) & BIO-GAC(TM)

         BAC(TM) and Bio-GAC(TM) are our bio-recycling technologies used to reactivate or extend the service life of on-line activated carbon filtration media used to control toxic pollutant emissions from both air and water waste streams.

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

         REMEDILINE(TM)-30XH - Formulated to deal effectively with the heavy tarry types of oils, coal tars, and organic sludges. This product is particularly well suited for phenolic and other aromatic chemical structure wastes. Usually the product of choice for coking and wood preserving wastes.

         REMEDILINE(TM)-30XFA - Biological above ground site remediation process.

         The foregoing blends can also be customized, depending upon the waste stream to be treated. Tougher waste streams require more expensive, customized blends and the Company can charge higher costs per ton for treatment.

TECHNOLOGY LICENSING
--------------------

         In special circumstances or where economic incentives exist for it to do so, the Company has licensed its technology and services to qualified entities such as Tetra Tech Inc., (NASDAQ:TTEK), a provider of consulting, engineering and technological services, has a non-exclusive license from the Company the BAC(TM) & Bio-GAC(TM) carbon recycling technology for distribution in the U.S. and Mexico.

         Most recently, Grupo Bartlett, S.A. de C.V. has been licensed our ex-situ and in-situ biotechnology applications and have secured the registration of these biotechnology applications with the government of Mexico. Any contractor seeking to execute cleanup projects in Mexico can only use approved, registered and proven cleanup technologies. This registration with the government of Mexico also protects our intellectual property rights in these U.S. patented technology applications.

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

         o        stock-based compensation.

         o        revenue recognition

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

         Results of Operations.
         ----------------------

         Revenues
         --------

         Net Sales from continuing operations were $ 432,754 during the year ended September 30, 2003 as compared to $ 264,463 during the year ended September 30, 2002, an increase of $168,291, or 63.6%.

         Revenues from remediation services were $402,373 in 2003 as compared to $252,955 in 2002, an increase of $149,418, or 59%. This activity accounts for approximately 93 % and 96 % of the Company's aggregate revenues from continuing operations for the years ended September 30, 2003 and 2002, respectively. The increase is attributed to the Company's successfully bidding and securing an increased number of contracts to remediate soil and ground water in 2003 as compared to 2002. The Company entered into one (1) long term and twenty-two (22) short term contracts in 2003 as compared to two (2) and seven (7) in 2002. While there are no assurances that the Company will continue to generate growth providing remediation services, the Company is focused on developing this activity.

         All our government agency customers require a performance bond or a letter of credit in lieu of a performance bond to insure completion of our obligations under the respective remediation contracts.

         In all of these contracts to date the Company has posted a letter of credit collateralized by certificates of deposit. The ability of the Company to bid and successfully secure these contracts in the future depends on our ability to secure additional capital to purchase certificates of deposit or meet the requirements for a performance bond acceptable to the customer. As a result, the Company is actively seeking additional financing which would provide sufficient capital to allow the Company to increase its acquisition of long-term contracts. There can be no assurance the Company will be successful in its effort to secure additional debt or equity financing. In addition, the Company is seeking private sector remediation contracts, which typically do not require performance bonds or similar collateral.

         Revenues from engineering services were $ 26,105 in 2003 as compared to $ 5,900 in 2002, an increase of $20,205, or 342.4%. The increase is attributed to the Company successfully bidding and securing an increased number of engagements in 2003 as compared to 2002. While the Company makes itself available for short-term engineering services and consultation, it does not anticipate significant growth in this area.

         Revenues from the sale of the Company's products, which are comprised of various microbes, were $4,276 in 2003 as a compared to $5,608 in 2002, a decrease of $1,332, or 23.75 %. Sales of the Company's microbes is not a significant activity and the Company does not anticipate this will materially change in the future.

         Cost of Revenues
         ----------------

         The Company's gross profit increased from $28,381 in 2002 to $ 80,492 in 2003, and increase of $52,111, or 183%. Gross margin increased 7.9 percent from 10.7% for the year ended September 30, 2002 to 18.6 % for the year ended September 30, 2003. The increase is a result of the Company's increased revenues from providing remediation services which generally provides increased margins as compared to engineering services and product sales.

         Selling and General and Administrative Expenses
         -----------------------------------------------

         The Company's selling, general and administrative expenses increased $342,667, or 40%, from $855,780 during the year ended September 30, 2002 to $1,198,447 during the year ended September 30, 2003.

         The Company incurred research and development costs of $49,547 during 2003 as compared to $41,627 in 2002, an increase of $7,830, or 19.2%.
         The increase is a result of the Company continuing to focus on the development to improve its remediation skills during 2003. The Company is operating in a highly technical industry and management anticipates research and development costs will remain a significant component of its ongoing operating expenditures.

         The Company incurred compensation costs of $423,465 during 2003 as compared to $379,728 in 2002, an increase of $43,737, or 11.5%. The increase is related to the costs of the Company increasing its employment base during 2003. As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees.

         The Company incurred legal and accounting fees of $205,299 during 2003 as compared to $112,058 in 2002, an increase of $93,241, or 83.2%. The increase is related to the costs of completing the reverse merger with Covingham Capital Corp. in December, 2002. As a result of the Company's recapitalization as a public company, the Company will continue to incur legal and accounting expenses associated with complying with various federal and state securities statutes, rules and regulations.

         The Company incurred general and administrative costs of $520,136 during 2003 as compared to $322,367 in 2002, an increase of $197,769, or 61.3%. The increase is related to the costs of acquiring the controlling interest in Covingham Capital Corp.

         The Company incurred interest expense of $67,164 in 2003 as compared to $13,444 in 2002, an increase of $53,720, or 400%. The increase is a result of the Company increasing its debt to meet its working capital requirements in 2003. As a result of the Company's continuing need for financing, it is anticipated interest costs will continue to increase in the future.

         Liquidity and Capital Resources:

         As of September 30, 2003, we had a working capital deficit of $460,280. As a result of our operating losses incurred during the year ended September 30, 2003, we generated a cash flow deficit of $629,638 from operating activities. Cash flows used in investing activities was $2,747 during the year ended 2003. We met our cash requirements during this period by selling equity interest through the issuance of common stock totaling $399,852 and by borrowing through the issuance of notes payable and advances from the Company's officers and shareholders totaling $242,846. As of September 30, 2003, the Company is in default under the terms of $220,000 of notes payable convertible to the Company's common stock at the option of the holder.The Company continues to be in default under the terms of the notes payable. While we have raised capital to meet our working capital and financing needs in the past, however, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital.

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

         Therefore, the Company will need additional capital to continue its operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. In addition, SSWM plans to offer a Private Placement Memorandum ("PPM") of $5 million. The potential maximum net proceeds of $4.5 million from the PPM is planned to be used as follows: $3.5 million for business development, acquisitions and general working capital and $1 million will be used to increase the Company's technical services capability, purchase capital equipment and increase microbial blend inventories. Assuming that the acquisition(s) are completed and that the companies acquired are successful, SSWM anticipates increasing its revenues faster than could be achieved solely through internal growth.

         There can be no assurance that the Company will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

         The Company's operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including:
         (i) the rate at which remediation contracts generate profits; (ii) the level of sales and marketing activities for environmental services; and
         (iii) the availability of contract bonding at acceptable costs.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N, the Company has sustained recurring losses from operations and is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note N. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 /s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                 -------------------------------------------
                                   Russell Bedford Stefanou Mirchandani LLP
                                         Certified Public Accountants

McLean, Virginia
December 13, 2003



                              SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                        SEPTEMBER 30, 2003 AND 2002

                                                                                   2003           2002
                                                                               ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $    22,238    $    11,925
  Restricted cash (Note D)                                                         258,468        251,796
  Accounts receivable, net                                                          68,649          8,807
  Due from affiliates                                                               30,000             --
  Prepaid expenses and other assets                                                 23,230         52,666
  Costs and estimated profit in excess of billings                                 156,057         80,612
                                                                               ------------   ------------
          TOTAL CURRENT ASSETS                                                     558,642        405,806

Plant, Property and Equipment
Office furniture and equipment                                                       7,661          5,565
Manufacturing equipment                                                              5,147          5,147
Vehicle                                                                              8,851             --
                                                                               ------------   ------------
                                                                                    21,659         10,712
Less: Accumulated Depreciation                                                      (6,407)        (3,746)
                                                                               ------------   ------------
                                                                                    15,252          6,966
OTHER ASSETS
Deposits and other                                                                   2,669          2,669
                                                                               ------------   ------------
          TOTAL ASSETS                                                         $   576,563    $   415,441
                                                                               ============   ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities, net (Note F)                       $   173,037    $    70,548
  Due to affiliates, net                                                           573,810        127,507
  Notes payable, related parties - current portion (Note G)                        272,075          8,010
                                                                               ------------   ------------
          TOTAL CURRENT LIABILITIES                                              1,018,922        206,065

LONG-TERM LIABILITIES:
  Notes payable, related party (Note G)                                             20,290         58,930
                                                                               ------------   ------------
          TOTAL LONG-TERM LIABILITIES                                               20,290         58,930
                                                                               ------------   ------------
          TOTAL LIABILITIES                                                      1,039,212        264,995
                                                                               ------------   ------------
Commitments and Contingencies (Note M)

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


                                                    F-4

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

         The consolidated financial statements include Sub Surface Waste Management of Nevada, Inc. the Company's wholly-owned subsidiary. Certain prior period amounts have been reclassified for comparative purposes.

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

Long-Lived Assets
-----------------

         The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in
Note I):

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

NOTE B - ACQUISITION

         On December 20, 2002, the Company entered into a Capital Stock Exchange Agreement ("Agreement") with Covingham Capital Corp. ("Covingham") an inactive publicly registered shell corporation with no significant assets or operations. In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure

         For accounting purposes, the Company has accounted for the transaction as a reverse acquisition and the Company shall be the surviving entity. The total purchase price and carrying value of net assets acquired was $1,853 From January 1986 until the date of the Agreement, Covingham was an inactive corporation with no material assets or operations. The Company did not recognize goodwill or any intangible assets in connection with the transaction.

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

         NOTE C- COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLING

         Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the consolidated balance sheet. These amounts are stated at estimated realizable value and aggregated $156,057 and $80,612 at December 31, 2003 and 2002.

         The details of cost of estimated earnings in excess of billing are as follows:

        --------------------------------------------- --------------------------
                                                              DECEMBER 31,
        --------------------------------------------- --------------------------
                                                         2003           2002
        --------------------------------------------- ------------  ------------
        Cost incurred on contracts and estimated
          earnings to date                            $   601,639   $   217,228
        Less: Cumulative billing                          445,582       136,616
        --------------------------------------------- ------------  ------------
             Cost and estimated earnings in
               excess of billing                      $   156,057   $    80,612
        ============================================= ============  ============


NOTE D - RESTRICTED CASH

Included in restricted cash are two certificates of deposits, which total $251,778. Both certificates of deposits are pledged as collateral on letters of credit (see Note M) issued to the State of South Carolina in lieu of performance bonds on two remediation projects, Off Ramp # 83 and McGill's Store.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE D - RESTRICTED CASH (CONTINUED)

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

NOTE E - PROPERTY AND EQUIPMENT

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

NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

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

NOTE G - NOTES PAYABLE TO RELATED PARTIES

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

Convertible note payable, interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in
August 2003; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period, under certain terms and condition. The Conversion feature terminated in May, 2003. The
Company is in default under this note agreement.                                 55,000                    -

Convertible note payable, interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in
August 2003; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period, under certain terms and condition. The Conversion feature terminated in May, 2003.
The Company is in default under this note agreement.                             55,000                    -

Convertible note payable , interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in
September 2003; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period, under certain terms and condition. The Conversion feature terminated in May, 2003.
The Company is in default under this note agreement.                             55,000                    -

Convertible note payable, interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in
September 2003; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period, under certain terms and condition. The Conversion feature terminated in May, 2003.
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

                                      F-15

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE G - NOTES PAYABLE TO RELATED PARTIES (CONTINUED)

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

NOTE H - CAPITAL STOCK

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

In December, 2002, the Company issued 10,744,000 shares of common stock in connection with the merger with Covingham Capital Corporation (see Note B). In addition, Covingham Capital Corporation shareholders retained 4,351,784 shares of the Company's common stock. The shares were valued at $.001 per share, which approximates the shares book value and does not differ materiality from the shares fair value. The Company charged the value of the shares to operations as organization costs.

In October, 2002 the Company issued 360,000 shares of Series A convertible Preferred Stock for services provided the Company valued at $.05 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. The preferred shares are convertible into the Company's common shares twelve months from the date of issuance.

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

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002


NOTE I - STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's Preferred Stock Series A (see Note H) issued to employees of the Company under a non-qualified employee stock option plan.

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

NOTE I - STOCK OPTIONS (CONTINUED)

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

NOTE J - LOSSES PER COMMON SHARE

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
                                                ============     ===========

NOTE K - RELATED PARTY TRANSACTIONS

The Company's officers and entities controlled by the Company's officers have advanced the Company funds during September 30, 2003 and 2002 for working capital purposes. The net amount of advances due the related parties at September 30, 2003 and 2002 was $72,365 and $66,940, respectively (see Note G).

NOTE L - INCOME TAXES

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

NOTE L - INCOME TAXES (CONTINUED)

From the Company's inception through the date of the Capital Stock Exchange Agreement (see Note B), the Company's former parent, U.S. Microbics, Inc., elected to consolidate the Company's taxable income (loss) with its consolidated federal and state tax returns.

At September 30, 2003, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $ 800,000, expiring in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company , it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

Components of deferred tax assets as of September 30, 2003 are as follows:

              Non Current:
              Net operating loss carry forward                  $   300,000
              Valuation allowance                                  (300,000)
                                                                ------------
              Net deferred tax asset                            $         -
                                                                ============

NOTE M - COMMITMENTS AND CONTINGENCIES

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

Letters of credit
-----------------

The Company is obligated under various letters of credit in connection with the issuance of bonds guarantying specific performance under certain remediation contracts. The letters of credit, which aggregate approximately $815,000 are secured by Company assets (see Note D) and third party collateral.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments
-----------------

The Company leases office space in South Carolina and Colorado on a month to month basis. The Company also shares administrative offices with U.S. Microbics, Inc. in Carlsbad, California.

Rental expense for the year ended September 30, 2003 and 2002 charged to operations was $30,557 and $32,318, respectively.

NOTE N - GOING CONCERN

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

Alexander &Wade
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