Form 10QSB
period 2004-06-30
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2004-08-19
CIK 789887

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

      For the quarter ended June 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from to Commission File No.: 01-4213

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

Common Stock, $0.001 par value per share - 28,532,574 shares outstanding as of August 13, 2004

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
                                          CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                                 AS OF            AS OF
                                                                                               JUNE 30,        SEPTEMBER 30,
                                                                                                 2004              2003
                                                                                              (UNAUDITED)       (AUDITED)
                                                                                             ------------      ------------
CURRENT ASSETS:
           Cash                                                                              $    12,808       $    22,238
           Restricted cash                                                                       122,187           258,468
           Accounts receivable                                                                     5,775            68,649
           Due from affiliates                                                                    79,079            30,000
           Prepaid expenses and other assets                                                      45,330            23,230
           Costs and estimated profit in excess of billings                                      223,011           156,057
                                                                                             ------------      ------------
               Total current assets                                                              488,190           558,642

PROPERTY AND EQUIPMENT, NET
           Office equipment                                                                       24,563             7,661
           Manufacturing equipment                                                                 5,147             5,147
           Transportation equipment                                                                8,851             8,851
                                                                                             ------------      ------------
                                                                                                  38,561            21,659
           Less: Accumulated Depreciation                                                         -9,577            (6,407)
                                                                                             ------------      ------------
                                                                                                  28,984            15,252

DEPOSITS                                                                                           2,919             2,669
                                                                                             ------------      ------------
               Total assets                                                                  $   520,093       $   576,563
                                                                                             ============      ============

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
           Accounts payable and accrued expenses                                             $   241,536       $   173,037
           Due to affiliates                                                                     215,211           573,810
           Notes payable, related parties                                                        376,150           272,075
                                                                                             ------------      ------------
               Total current liabilities                                                         832,897         1,018,922

           Notes payable - related party                                                           8,010            20,290
                                                                                             ------------      ------------

               Total liabilities                                                                 840,907         1,039,212

Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
           Series A; 10,000,000 shares authorized; 5,734,665 and 5,360,000 issued and outstanding as of June 30, 2004 and September 30, 2003, respectively aggregate liquidation preference of $57,346,650 and $53,600,000
               respectively                                                                        5,735             5,360
           Series B; 2,000,000 shares authorized; 50,000 And 0 issued and outstanding as of June 30, 2004 and September 30, 2003 respectively; aggregate
               liquidation preference of $500,000 and $0, respectively                                50                --

DEFICIT IN STOCKHOLDERS' DEFICIT:
       Common stock; $.001 par value; 300,000,000 shares authorized;
           25,465,050 And 17,490,784 issued and outstanding as of
           June 30, 2004 and September 30, 2003, respectively                                     25,465            17,491
       Additional paid-in capital                                                              7,989,792         6,312,221
       Accumulated deficit                                                                    (8,240,856)       (6,797,721)
       Deferred financing costs                                                                 (101,000)               --
                                                                                             ------------      ------------
           Total deficit in stockholders' equity                                                (320,814)         (462,649)
                                                                                             ------------      ------------
           Total liabilities and stockholders' deficit                                       $   520,093       $   576,563
                                                                                             ============      ============

                                       SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED
                                      CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                                   SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
                                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                             For the Nine                       For the Three
                                                         Months Ended June 30,               Months Ended June 30,
                                                   --------------------------------     ---------------------------------
                                                       2004                2003              2004               2003
                                                   -------------      -------------      -------------      -------------
Revenues                                           $    206,231       $    367,622       $     40,738       $    129,117

Cost of revenues                                        227,564            289,572             64,972             95,994
                                                   -------------      -------------      -------------      -------------

Gross profit                                            (21,333)            78,050            (24,234)            33,123

Selling, general and administrative expenses          1,319,703            787,467            322,385            242,142
                                                   -------------      -------------      -------------      -------------

Loss from operations                                 (1,341,036)          (709,417)          (346,619)          (209,019)

Other income (expense):

Interest income                                           3,177              5,894              3,177              5,534

Interest expense                                       (105,276)           (59,473)           (10,262)           (24,354)
                                                   -------------      -------------      -------------      -------------

Net loss                                           $ (1,443,135)      $   (762,996)      $   (353,704)      $   (227,839)
                                                   =============      =============      =============      =============

Net loss per common share (basic and diluted)      $      (0.07)      $      (0.06)      $      (0.02)      $      (0.01)

Weighted average common shares outstanding           20,548,414         12,482,485         23,332,276         12,482,485

                                            SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED
                                           CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                    SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
                           Consolidated Condensed Statements of Cash Flows
                                             (UNAUDITED)

                                                                                    For the Nine
                                                                                Months Ended June 30,
                                                                                 2004            2003
                                                                              ----------      ----------
CASH FLOW FROM OPERATING ACTIVITIES

NET CASH USED IN OPERATING ACTIVITIES                                         $(375,329)      $(772,343)
                                                                              ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                                           (65,981)         (8,851)
                                                                              ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       431,880         770,836
                                                                              ----------      ----------

(DECREASE) INCREASE IN CASH                                                      (9,430)        (10,358)
CASH AT BEGINNING OF PERIOD                                                      22,238          11,925
                                                                              ----------      ----------
CASH AT END OF PERIOD                                                            12,808           1,567
                                                                              ==========      ==========

Supplemental disclosures of non-cash Investing and financing activities:

Common stock issued in exchange for services                                  $ 786,416       $  18,000
Common stock issued in recapitalization                                       $      --       $   5,562
Common stock issued on preferred series A conversion                          $      --       $      --
Preferred stock issued in exchange for services                               $ 216,000       $      --

Cash paid for:
    Interest                                                                  $      --       $      --
    Income taxes                                                              $      --       $      --


                                  SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED
                                 CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-months and three months period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

As of June 30, 2004 U.S. Microbics, Inc., and subsidiaries ("Parent" or "Affiliates") control approximately 75% of the outstanding voting stock of the Company.

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

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                           FOR THE NINE MONTHS ENDED
                                                                                   JUNE 30,
                                                                            2004                2003
                                                                      ----------------    ---------------
Net loss - as reported                                                $    (1,443,135)    $      (762,996)
Add: Total stock based employee compensation expense as
     reported under intrinsic value method (APB. No. 25)                           --                  --
Deduct: Total stock based employee compensation expense
     as reported under fair value based method (SFAS No. 123)                      --                  --
Net loss - Pro Forma                                                       (1,443,135)           (762,996)
Net loss attributable to common stockholders - Pro forma                   (1,443,135)           (762,996)
Basic (and assuming dilution) loss per share - as reported                      (0.07)              (0.06)
Basic (and assuming dilution) loss per share - Pro forma                        (0.07)              (0.06)

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

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

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

NOTE B - ACQUISITION AND CAPITAL RESTRUCTURE (CONTINUED)

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the merger with Covingham.

NOTE C - CAPITAL STOCK

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. The Company has also authorized 10,000,000 shares of Series A convertible preferred stock, with a par value of $.001 per share . The Company has also authorized 2,000,000 shares of Series B convertible preferred stock, with a par value of $.001 per share The preferred stock is convertible at the option of the holder into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year. As of June 30, 2004, the Company has issued and outstanding 25,465,050 shares of common stock and 5,784,665 shares of convertible preferred stock.

During the nine months ended June 30, 2004, the Company issued 168,000 shares of convertible preferred stock series A in exchange for $42,000 upon exercise of 168,000 stock options.

During the nine months ended June 30, 2004, the Company issued 240,000 shares of convertible preferred stock series A in exchange for services provided by a related party to the Company valued at $.90 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the nine months ended June 30, 2004, the Company issued 326,665 shares of convertible preferred stock series A in settlement of due to related parties for $294,000.

During the nine months ended June 30, 2004, the stock holders of convertible preferred stock series A elected to convert 360,000 preferred stock series into 1,800,000 common stocks of the Company.

During the nine months ended June 30, 2004, the Company issued 50,000 shares of Series B convertible Preferred Stock to a shareholder of the Company as a collateral for the shareholder providing a $101,000 letter of credit collateralizing the performance of a contractual obligation of the Company's. The Company has recognized a $101,000 deferred financing cost in connection with the placement of the letter of credit. The shareholder will return these preferred stocks to the Company upon maturity of the outstanding letter of credit.

During the nine months ended June, 2004, the Company issued 2,717,446 shares of restricted common stock in exchange for $470,804 net of costs.

During the nine months ended June 30, 2004, the Company issued 2,159,020 shares of its restricted common stock in exchange for services provided the Company valued at $0.26 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the nine months ended June 30, 2004, the Company issued 752,800 shares of restricted common stock in settlement of due to related parties for $135,500.

For the nine months ended June 30, 2004, the Company issued an aggregate of 545,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses.

                                     PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

                                   THE COMPANY

The company engages in developing, manufacturing and selling engineered remediation solutions for clean up of toxic waste releases to soil and groundwater and the bio-recycling of spent activated carbon filtration media. We specialize in bioremediation treatments, which may be in situ (in ground) or ex situ (above ground). Bioremediation is a treatment process that uses naturally occurring microorganisms, such as yeast, fungi or bacteria, to breakdown hazardous substances into less toxic, or even non-toxic, substances. Bioremediation technologies assist the growth of microorganisms and increase microbial populations by creating optimum environmental conditions for them to detoxify the maximum amount of contaminants. The specific type of bioremediation technology used is determined by several factors, including the type of microorganisms present, the site conditions, and the quantity and toxicity of contaminant chemicals. Different microorganisms degrade different types of compounds and survive under different conditions.

Our products consist of unique collections of microbial cultures developed over a thirty-year period and licensed to the company by XyclonyX, a subsidiary of U.S. Microbics, Inc. The company uses these cultured specific microbial blends to address specific identified wastes. The company's in-house technicians work with an assigned Project Engineer to develop a site-specific engineered-remedial solution that will meet or exceed regulatory agency requirements. We use our proprietary microbial blends for bioremediation, sometimes in conjunction with our Bio-Raptor system and provide direct technical engineering consultation as needed. We also provide comprehensive civil and environmental engineering project management services including specialists to design, permit, build and operate environmental waste clean-up treatment systems using conventional, biological and filtration technologies.

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

RESULTS OF OPERATIONS

FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2003.

The Company had revenues of $206,231, and $40,738 during the nine months and three months ended June 30, 2004, a decrease of 44 and 68 percents as compared to $367,622 and $ 129,117 of revenues for the same period in 2003. Revenues for the nine months, and three months ended June 30, 2004 consisted primarily of bio-remediation of hydro-carbons in contaminated soil for the state of South Carolina. Gross loss for the nine months ended June 30, 2004 was $(21,333) or 10 % of sales compared to gross profit of $ 78,050 or 21 % of sales for the corresponding period in fiscal 2003. Revenue decreases were a function of lack of working capital and lack of bid bond capacity. The Company has incurred more costs that expected on certain jobs which resulted in a gross loss.

For the quarter ended June 30, 2004 the Company had revenues of $40,738 compared to $129,117 for the quarter ended June 30, 2003. This represents a decrease in revenues of $88,379 or 68%. The revenue decrease is the result of some of the contracts in South Carolina nearing completion. The Company incurred a gross loss of $(24,234) for the quarter ended June 30, 2004, compared to a gross profit of $33,123 for the quarter ended June 30, 2003. The $57,357 decrease is the result of a reduction in revenue and job costs which were higher than expected.

The Company is striving to replace this revenue by securing additional soil remediation contracts in the United States, and in the Country of Mexico. In addition on June 28, 2004 the Company announced a joint venture with C. TradeUSA Inc to provide pure drinking water for the citizens of Honduras.

Selling, general and administrative ("SG&A") expenses for the nine months and three months ended June30, 2004 totaled $1,319,703 and $322,385 respectively, compared to $787,467 and $242,142 for the same periods in fiscal year 2003. SG&A expenses for the nine months, and three months ended June 30, 2004 consisted of occupancy, payroll, accounting, legal, consulting, and public relations expenses. The 168 % and 133 % increases in SG&A expenses was attributed to increases in accounting, professional and consulting fees as a result of compliance with the Sarbanes-Oxley Act of 2002. The Company incurred a net loss of $1,443,135 and $353,704, had negative cash flows from operations of $375,329 the nine months, and positive cash flow of $188,443 for the three months ended June 30, 2004 compared to a net loss of $762,996, and $227,839 and negative cash flows from operations of $772,343 and $264,364 for the nine months ended June 30, 2003, respectively. Basic and diluted net loss per share was $(0.07) and $(0.02) for the nine months, and three months ended June 30, 2004, respectively, compared to a loss of $(0.06), and $(0.01) for the Nine months, and three months ended June 30, 2003, respectively. The increase was due to the increase in losses and reduced by increase in weighted average shares outstanding for the nine months, and three months ended June 30, 2004 compared to the corresponding nine months, and three months ended June 30, 2003.

For the nine months, and three months ended June 30, 2004 the Company has generated only limited revenues of $206,231, and $ 40,738. During this same period, the Company incurred a net loss of $1,443,135,, and $353,704, and had negative cash flows from operations of $375,329. As of June 30, 2004, the Company has an accumulated deficit of $8,240,856. The Company incurred net losses of $762,996 for the nine months ended June 30, 2003.

The Company is not expecting to substantially increase revenues during the last quarter of fiscal 2004, and for the fiscal year ended 2004, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations.

LIQUIDITY AND CAPITAL RESOURCES.

Cash totaled $ 12,808 as of June 30, 2004. During the nine months ended June 30, 2004, the Company raised $470,804 net of placement fees of $11,500 from issuance of 2,717,446 shares of restricted common stock. As of June 30, 2004, the Company has negative working capital of $344,707 compared to a negative working capital of $460,280 as of September 30, 2003, or decrease in negative working capital $115,573. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to June 30, 2004 the Company has borrowed $215,211 from its affiliate. The Company believes that it will raise sufficient cash to continue its operations through September 30, 2004, and anticipates that cash generated from anticipated private placements and projected revenues during the next quarter of fiscal 2004 will enable it to fulfill cash needs for fiscal 2004 and through fiscal 2005 operations.

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

Equity Financing
----------------

The Company has entered into an agreement with Fusion Capital Fund II, LLC a Chicago based institutional investor, whereby Fusion Capital shall buy up to $6.0 million of the Company's common stock. The proceeds of the financing will be used to retire debt, complete acquisitions and provide working capital.

Under terms of the agreement, Fusion Capital has agreed to purchase from the Company up to $6.0 million of SSWM's common stock over a 24-month period. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month SSWM has the right to sell to Fusion Capital $250,000 of its common stock at a purchase price based upon the market price of the Company's common stock on the date of each sale without any fixed discount to the market price. At SSWM's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. SSWM has the right to terminate the agreement at any time without any additional cost. SSWM also has the right, at its election to enter into a new agreement with Fusion Capital under which Fusion Capital would be required to purchase up to $6.0 million of SSWM common stock on the same terms and conditions as the original agreement.

The Company will continue to need additional capital to continue its operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. There can be no assurance that the Company will obtain sufficient capital or generate revenues on acceptable terms, if at all. Failure to obtain such capital or generate such revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

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

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c) Recent Sales of Unregistered Securities:

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the fiscal quarter ending on June 30, 2004. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

On August 3, 2004, we issued 375,000 shares of restricted common stock to Richardson & Patel LLP in settlement of in indebtedness arising from the provision of legal services to the company. This transaction was valued at $0.25 per share.

On August 4, 2004, the company entered into a bridge loan agreement and convertible promissory note with Fusion Capital to borrow $200,000 at annual interest rate of 10%. In connection with the Note, Fusion Capital was issued warrants to purchase 250,000 shares of our common stock at an exercise price of $.275 per share.

On June 10, 2004, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed to purchase up to an aggregate of $6.0 million in shares. As compensation to Fusion Capital in connection with its purchase commitment under the common stock purchase agreement, we issued 1,050,000 shares of common stock, of which 1,000,000 was valued at $0.27 per share and 50,000 was valued at $0.37 per share, and warrants, exercisable for a period of five years, to purchase (i) 500,000 shares of common stock at $0.50 per share, (ii) 500,000 shares of common stock at $1.00 per share, (iii) 500,000 shares of common stock at $1.50 per share and (iv) 500,000 shares at $2.00 per share.

In June 2004, the Company sold 173,696 shares of restricted common stock to four accredited investors, of which 48,696 restricted common shares were sold for $0.15 per share and 125,000 shares were sold for $0.20 per share. Total proceeds to the Company were $32,304.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION .

         Subsequent events.

Equity Financing
----------------

The Company has entered into an agreement with Fusion Capital Fund II, LLC a Chicago based institutional investor, whereby Fusion Capital shall buy up to $6.0 million of the Company's common stock. The proceeds of the financing will be used to retire debt, complete acquisitions and provide working capital.

Under terms of the agreement, Fusion Capital has agreed to purchase from the Company up to $6.0 million of SSWM's common stock over a 24-month period. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month SSWM has the right to sell to Fusion Capital $250,000 of its common stock at a purchase price based upon the market price of the Company's common stock on the date of each sale without any fixed discount to the market price. At SSWM's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. SSWM has the right to terminate the agreement at any time without any additional cost. SSWM also has the right, at its election to enter into a new agreement with Fusion Capital under which Fusion Capital would be required to purchase up to $6.0 million of SSWM common stock on the same terms and conditions as the original agreement.

Promissory Note
---------------

On August 4, 2004, the Company borrowed $200,000 capital under a convertible promissory note with Fusion Capital. The interest rate is 10% per annum with a maturity date of January 31, 2005. The holder of this note has the right, at its option, to convert the principal plus accrued interest into common stock of the Company at a conversion price equal to $0.25 per share for any conversion occurring on or prior to the maturity date, or at a price equal to the lesser of
(i) 50% of the average of the three lowest closing sale prices of the common shares during the twelve trading days prior to the submission of a conversion notice or (ii) $0.25 per share, for any conversion occurring after the maturity date. In an event of default, the interest rate shall be increased to 15 per annum.

The holder of the note also received a warrant to purchase 250,000 shares of the Company's common stock for a period of 5 years at a price of $0.275 per share. The warrant has a provision for cashless exercise.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         6(a) Exhibits

3.1      Amended and Restated Certificate of Incorporation. (1)

3.2      Bylaws. (2)

10.1 Capital Stock Exchange and Agreement between the Registrant and the Series A Preferred Stock stockholders and option holders of Sub surface Waste Management, Inc., a Nevada Corporation.(1)

10.2     Consulting Agreement with Sol Tech Inc., dated as of October 21,
         2002.(4)

10.3 Common Stock Purchase Agreement between Registrant and Fusion Capital Fund II, LLC, dated as of June 10, 2004.(3)

10.4 Amendment dated as August 4, 2004, to the Common Stock Purchase Agreement between Registrant and Fusion Capital Fund II, LLC.(4)

10.5 Amended Registration Rights Agreement between Registrant and Fusion Capital Fund II, LLC, dated as of August 4, 2004.(4)

10.6 Form of Common Stock Purchase Warrant issued to Fusion Capital Fund II, LLC, in connection with Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. (3)

10.7 Bridge Loan Agreement between Registrant and Fusion Capital Fund II, LLC, dated as of August 4, 2004.(4)

10.8 Promissory Note dated as of August 4, 2004, issued to Fusion Capital Fund II, LLC, in connection with Bridge Loan Agreement.(4)

10.9 Form of Common Stock Purchase Warrant issued to Fusion Capital Fund II, LLC, in connection with Bridge Loan Agreement with Fusion Capital Fund II, LLC.(4)

31.1 Certification of Bruce S. Beattie pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Bruce S. Beattie pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

---------------
  (1) Previously filed as an exhibit to our report on form 8-K filed with the SEC on December 30, 2002, and incorporated herein by this reference.
  (2) Previously filed as an exhibit to our report on form 8-K filed with the SEC on May 4, 2001, and incorporated herein by this reference.
  (3) Previously filed as an exhibit to our report on form 8-K filed with the SEC on June 15, 2004, and incorporated herein by this reference.
  (4) Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on August 6, 2004, and incorporated herein by this reference.

(b) Reports on From 8-K

On June 15, 2004, the Company filed a report under item 5 of Form 8-K, disclosing that it entered into a $6.0 million Common Stock Purchase Agreement into with Fusion Capital Fund II, LLC, ("Fusion") a Chicago-based institutional investor.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                  SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC.

Date: August 16, 2004             By:    /s/ Bruce S. Beattie
                                     ------------------------------------------
                                         Bruce S. Beattie, President and
                                         Chief Executive Officer

                                  By:    /s/ Conrad Nagel
                                     ------------------------------------------
                                         Conrad Nagel, Chief Financial Officer