Form 10KSB
period 2004-09-30
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2005-01-18
CIK 789887

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year ended: SEPTEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From ____ to ____

                        Commission File Number: 33-3378-D

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                 ----------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                        51-0401125
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the twelve months ended September 30, 2004 were $234,018.

         As of December 17, 2004, there are approximately 14,795,000 shares of common voting stock of the Company held by non-affiliates having an aggregate market value of $3,550,800.

         As of December 31, 2004, there were 38,601,216 shares of the Company's Common Stock outstanding.

         Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]

                                     SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.

                                                       FORM 10-KSB

                                            For Year Ended September 30, 2004

                                                                                                                   Page
                                                                                                                   ----
                                                         PART I

Item 1.       Description of Business......................................................................           3

Item 2.       Description of Properties....................................................................          18

Item 3.       Legal Proceedings............................................................................          18

Item 4.       Submission of Matters to a Vote of Security Holders..........................................          18

                                                         PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.....................................          19

Item 6.       Management Discussion and Analysis or Plan of Operation......................................          22

Item 7.       Financial Statements......................................................................... F-1 to F-29

Item 8.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosures........          28

Item 8(a).    Controls and Procedures......................................................................          28

                                                        PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act............................................................          29

Item 10.      Executive Compensation.......................................................................          32

Item 11.      Security Ownership of Certain Beneficial Owners and Management...............................          35

Item 12.      Certain Relationships and Related Transactions...............................................          37

Item 13.      Exhibits and Reports on Form 8-K.............................................................          38

Item 14.      Principal Accountant's Fees and Services.....................................................          39

Signatures    .............................................................................................          40

                                                           2

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

The company engages in developing, manufacturing and selling engineered remediation solutions for clean up of toxic waste releases to soil and groundwater and the bio-recycling of spent activated carbon filtration media. The treatments may be made directly to the contaminated soil or groundwater in the location at which the contamination was found ("in situ"), using wells and subsurface injection/extraction points to administer the company's proprietary microbial blends for bioremediation of various waste streams. Alternatively, the treatments may require excavation of contaminated soil or pumping of groundwater ("ex situ"), and washing activated carbon filtration media with microbes to Bio-recycle the filtration media. The company provides technical engineering consultation and microbial blends as a subcontractor on projects or executes the work directly as a primary contractor in connection with both ex-situ and in situ processes. We also provide comprehensive civil and environmental engineering project management services including specialists to design, permit, build and operate environmental waste clean-up treatment systems using conventional, biological and filtration technologies.

HISTORY

The company was incorporated under the laws of the state of Utah on January 30, 1986 and was re-domiciled in the State of Delaware in February 2001 under the name of Covingham Capital Corporation ("Covingham"). Covingham was an inactive publicly registered corporation with no significant assets or operations. On December 20, 2002, Covingham entered into a Capital Stock Exchange Agreement ("Agreement") with the stockholders of Sub Surface Waste Management, Inc. ("SSWM"), a wholly-owned subsidiary of U.S. Microbics, Inc. organized under the laws of the State of Nevada. Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by SSWM stockholders were exchanged for an aggregate of 10,774,000 shares of the Covingham's common stock and 5,360,000 shares of the Covingham's Series A Convertible Preferred stock.

Following the consummation of the Capital Stock Exchange Agreement, in December 2002, Covingham's name was changed to Sub Surface Waste Management of Delaware, Inc.

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

After the enactment of CERCLA, some states also began to regulate in the area of environmental protection. Many states now have environmental protection departments.

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

MISSION

As of the end of the year 2003, only a fraction of cleanup sites contaminated during the last 20 years have met and received regulatory agency closure. The company's goal is to take advantage of changes in the environmental remediation market from traditional remediation technologies, which are costly and time-consuming, to bioremediation technology, which the company believes is state of the art. Clients in the oil and gas, transportation, land development, and petro-chemical industries are interested in source eliminating technologies, such as bioremediation, to treat contaminated property in a timely and cost effective manner. Specifically, the company's mission is to become the leading bioremediation expert in the on-site treatment and elimination of petroleum hydrocarbon constituents, including methyl-tertiary-butyl-ether ("MTBE"), and to apply its licensed proprietary microbial blends, using patented treatment processes, for both traditional toxic materials and newly emerging urgent issues.

REMEDIATION SERVICES AND PRODUCTS

The company provides engineered remediation solutions for cleanup of toxic waste releases to soil and groundwater. To date, these services have been sold principally in the United States. Treatment may be in situ, using wells and subsurface injection/extraction points to administer the company's proprietary microbial blends for bioremediation of various waste streams. The company also provides ex situ treatment services using its Bio-Raptor system in conjunction with its proprietary microbial blends, providing direct technical engineering consultation as needed. In October 2004, the company took delivery of its first order of a PureSafe Water Station, a water purification system which configured for the company to treat perchlorate and hydrocarbon contamination. The company will use the PureSafe Water Station in conjunction with its patented Bio-GAC(TM) system as a cost effective pre-treatment to remove hydrocarbons, perchlorate and other volatile organic compounds from potable water. In addition, in October 2004, the company formed a joint venture with C. TradeUSA, Inc. and Omnitek Engineering Corp., to provide technology, engineering and project management for natural gas distribution services and for converting high polluting diesel engines to clean-burning natural gas. The company role in Natural Gas Industries, Inc., the joint venture, will be to act as a technical project management administrator for the joint venture and provide environmental engineering support, if and when needed.

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

Some of the past uses of the company's products and processes include, but are not limited to, the following:

         o In situ bioremediation of underground contaminants in soil and groundwater;
         o        Ex situ bioremediation of contaminants;
         o        Biorecycling of spent activated carbon filtration media; and
         o Open-water (both fresh and marine) containment/treatment bioremediation.

The company's remediation technologies, including those currently being developed, meet the requirements of the various industries as well as the EPA provisions for application of naturally occurring and non-genetically modified microbes. The XyclonyX microbial products have received approval as "relatively safe" from the U.S. Department of Agriculture, its highest rating.

         SALES AND MARKETING OF SERVICES
         -------------------------------

We market our products and services directly to private and governmental clients, through sales agents and through joint venture partners utilizing revenue sharing agreements. We are also a technology service provider to third parties who have contracts with their own remediation clients.

         BIO-RAPTOR(TM)

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

         BAC(TM) & BIO-GAC(TM)

BAC(TM) and BioGAC(TM) are our biorecycling technologies used to reactivate or extend the service life of on-line activated carbon filtration media used to control toxic pollutant emissions from both air and water waste streams. Examples include gasoline and diesel tank storage air filter systems and industrial waste water filters that feed the publicly owned treatment system.

         PROPRIETARY MICROBIAL BLENDS

The company purchases microbial blends from West Coast Fermentation Center, Inc., our Parent company's wholly owned subsidiary, which manufactures and uses its own microbial blends for bioremediation purposes. Because of the high quality of the microbial blends purchased from West Coast Fermentation Center, Inc., and our desire to exercise a high degree of control and confidentiality over the manufacturing process, the Company has not considered alternative sources.

         MTBECTOMY(TM) - Formulated specifically to address the need for rapid remediation of MTBE and its daughter products such as Tri Butyl Alcohol. MTBEctomy(TM) is injected directly into impacted soil & groundwater resources to bioremediate the gasoline fraction containing MTBE in situ for underground leakage and cleanup of gasoline/fuel containment vessels (e.g. gasoline station tanks, etc.). The company is currently the only licensee of this process for in situ treatment of petroleum contamination.

         REMEDILINE(TM)-30XH - Formulated to deal effectively with the heavy, tarry types of oils, coal tars, and organic sludges. This product is particularly well suited for phenolic and other aromatic chemical structure wastes. Usually the product of choice for coking and wood preserving wastes.

         REMEDILINE(TM)-30XFA - Biological above ground site remediation process used on hydrocarbon contaminated soils.

The foregoing blends can also be customized, depending upon the waste stream to be treated. Tougher waste streams require more expensive, customized blends and the company can charge higher costs per ton for treatment.

TECHNOLOGY LICENSING

In special circumstances or where economic incentives exist for it to do so, the company has licensed its technology and services to qualified entities. Most recently, we granted Tetra Tech Inc., (NASDAQ:TTEK), a provider of consulting, engineering and technological services, a non-exclusive license to distribute the BAC(TM) & Bio-GAC(TM) carbon recycling technology in the U.S. and Mexico.

The company will continue to license its technology and services as a core business strategy. The company is actively seeking licensees in the European Union and in South and East Asia. As in the U.S., the company's technology can be licensed to property developers, major oil companies, equipment manufacturers, toxic and hazardous waste generators, and remediation companies.

In August 2004 the company's teaming partner Grupo Bartlett, S.A. de C.V. secured a registration license for SSWM's licensed U.S. patented treatment systems with SEMARNAT, the environmental protection agency of the federal government of Mexico. This license allows the company through its teaming partner to apply its technology solution for pollution cleanup contracts throughout Mexico. Only registered license technologies can be used by contractors in Mexico to address toxic cleanups approved by SEMARNAT. We believe our license is one of the five remediation technology systems approved to date and the only technology bio-remediation system. Treatment may be in situ, using wells and subsurface delivery/extraction points to administer the Company's proprietary microbial blends for bioremediation of various waste streams. The Company also provides ex situ treatment services using its Bio-RaptorTM system in conjunction with its proprietary microbial blends, providing direct technical engineering consultation as needed.

MARKETS FOR REMEDIATION PRODUCTS

Many businesses generate contamination as a byproduct of their processes. For example, the company estimates that there are approximately 17,000 active dry cleaning facilities in the U.S. that contain some level of contamination. The company estimates that conventional technology costs for cleanup range from $100,000 to $2,000,000 per site. According to the United States Environmental Protection Agency, biotechnology applications in soil and groundwater contamination could save the dry cleaning industry up to 50% of the cost of conventional treatment solutions and significantly shorten the cleanup time for on-site treatment. The company's patented in-situ application of all-natural, non-genetically engineered bacteria has successfully proven to remediate dry cleaner solvents containing tetrachloroethene (PCE or PERC). In a One Hour Martinizing(TM) site located in southeastern Michigan, during a period of approximately 90 days the company's solution removed more than 60% of the volatile organic compounds, commonly known as VOCs, detected in the soil prior to treatment. Aside from removing the VOCs, the company's technology generated non-detectable levels of vinyl chloride and methyl chloride during the remediation processes. The company believes that this result is far superior to conventional methods of remediation and cleanup.

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

The company's representative clients include, UNOCAL, BARMAC (Brown & Root, McDermott), BP-ARCO, Chevron, Allied Waste Company, American Industrial Manufacturing Services (Denso North America), the law firm of Pepper Hamilton, LLP, Caratron Industries, Inc., Horsehead Industries, Signal Hill Petroleum, Global Solutions, Inc. & Fletcher Oil Co., LLC, Hopkins Real Estate Group, The Arthur Pearlman Group, One Hour Martinizing(TM), Applied Technical Solutions, ATC Associates, Enviro-Sciences and S&ME Consulting Engineers, ISE (InSinkErator), City of Chula Vista, CA, MFG/Tetra Tech, Grupo Protexa de Mexico, Charles Taylor Consultants of Mexico (Agents for Lloyd's of London Insurance Underwriters) and the South Carolina Department of Health & Environmental Control.

COMPETITION

There are various methods that can be used to remediate soil. A comparison of these methods and the advantages and disadvantages of each method is shown in the table below.

                                                  REMEDIATION METHODS

---------------------------- ---------------------- ----------------------------------- ------------------------------
          METHOD                   COSTS                         PRO                                CON
---------------------------- ---------------------- ----------------------------------- ------------------------------
COMPETITIVE METHODS:
---------------------------- ---------------------- ----------------------------------- ------------------------------
Thermal Desorbtion           o    $80-120 per ton   o    Soil with gasoline and light   o    Low temperature heat only
                                  (mobile                hydrocarbons.                       removes volatile
                                  treatment)                                                 constituents.
---------------------------- ---------------------- ----------------------------------- ------------------------------
Incineration                 o    $150-$400 per     o    At high temperatures, can      o    Expensive excavation.
                                  ton (mobile            sufficiently burn most         o    Can generate more
                                  incineration)          compounds.                          hazardous compounds.
                             o    $300-$1,000 per   o    Works for light and heavy      o    Projects can last many
                                  ton (fixed             hydrocarbons                        years.
                                  incineration)                                         o    Doesn't remediate heavy
                                                                                             fuels.
---------------------------- ---------------------- ----------------------------------- ------------------------------
Vapor Extraction             o    Well field        o    Works for light                o    Lengthy time frames.
                                  treatment,             hydrocarbons.                  o    Doesn't work for heavy
                                  depends on time   o    Can be inexpensive if               Bio-venting fuels such as
                                  in field, cost         concentrations are dilute.          diesel fuel.
                                  up to $150,000
                                  plus per acre
---------------------------- ---------------------- ----------------------------------- ------------------------------

                                                           6

---------------------------- ---------------------- ----------------------------------- ------------------------------
Air Sparging                 o    Relies on         o    Works best for light           o    Lengthy time frames.
                                  bio-stimulation        hydrocarbons.                  o    Doesn't work for heavy
                                  to reach                                                   fuels.
                                  cleanup goals,                                        o    Treatment can take many
                                  cost up to                                                 years.
                                  $500,000 per                                          o    Expensive.
                                  acre                                                  o    Carbon Filters often
                                                                                             become obstructed.
---------------------------- ---------------------- ----------------------------------- ------------------------------
Pump and Treat with carbon   o    5 Gallons Per     o    Unobtrusive method.            o    Carbon Filters must be
                                  Minute (GPM),                                              recycled.
                                  $0.04-$0.06 per                                       o    Waste disposed in
                                  gallon                                                     traditional landfill.
---------------------------- ---------------------- ----------------------------------- ------------------------------
Landfill Disposal            o    $25-$100 per      o    Contamination no longer is     o    You are now legally
                                  ton plus tax,          on your property.                   responsible for the
                                  transportation                                             entire landfill.
                                  and licenses
---------------------------- ---------------------- ----------------------------------- ------------------------------
COMPANY'S METHODS:
---------------------------- ---------------------- ----------------------------------- ------------------------------
Bio-GAC(TM)                  o    5 GPM,            o    Can be inexpensive.            o    Depending on local
                                  $.025-.03 per                                              cleanup limit
                                  gallon                                                     regulations, i.e. TBA
                                                                                             from MTBE may require
                                                                                             more treatment time.
---------------------------- ---------------------- ----------------------------------- ------------------------------
Bio-augmentation             o    $15 to $100 per   o    Inexpensive.                   o    Lasts only up to several
                                  ton               o    Can remediate all                   months, but may remediate
                                                         contaminants.                       at the source.
                                                    o    Unobtrusive.
---------------------------- ---------------------- ----------------------------------- ------------------------------

The company believes that it can establish a competitive edge in the bioremediation market for two primary reasons. First, because the company is majority-owned by a microorganism manufacturer, management believes that it can favorably compete in pricing with any distributor or contractor. Most microorganisms used in bioremediation are purchased from manufacturers by distributors who sell to outside contractors. Each additional entity in the distribution chain increases the cost of microorganism blends.

In addition, the company utilizes a "Pay-for-Performance" based billing concept in order to make the project costs more attractive to clients. Instead of paying for the company's services through with industry standard "Pay-for-Effort" or time and material contracts and fixed unit price contracts, the Pay-for-Performance method allows the client to pay for the remediation services only when the site attains milestone interim and final closure approval by a regulatory agency. The company's work for the South Carolina Department of Health and Environmental Control's Leaking Underground Storage Tank Fund is the nation's first such "pay for performance" contract program. Management believes that the risk in entering into these contracts to regulatory agency closure will be offset with higher profit margins that the company believes will be realized as a result of the reduction in time and expense related to attaining site closures via its aggressive bio-augmentation process supported by a captive fermentation capability. Bioremediation is competitive in both time and cost when compared with conventional pump and treat, thermal or landfill disposal technology.

Second, because it has in-house engineering ability, the company is able to execute remediation projects for its customers using these custom microbial blends not available to competitors. The company licenses microbial cultures created by George Robinson, father of Mery Robinson, a director of U.S. Microbics, Inc. The company has also licensed a patented process and other proprietary microbial products, unavailable to others, for a use on a wide range of toxins. Management believes that these unique blends, high microorganism counts, and extensive applications histories gives the company a competitive edge over other providers of bioremediation services. In addition, in October 2004, the California Department of Toxic Substance Control approved the company's work plan to demonstrate simultaneous cleanup of soil contaminated with rocket propellant and various solvents in a southern California site. Soil contamination from rocket propellant and various solvents impacts the food and water supplies in several western States. The company will return to the site in southern California to demonstrate its patented Bio-Raptor(TM) rapid soil treatment technology over a designated small volume of soil contaminated with these rocket propellant and various solvents.

The company is also able to add a level of expertise that most microorganism manufacturers and earth excavation contractors cannot provide. Most microorganism manufacturers and earth excavation contractors have little or no experienced environmental engineering services, and must rely on third party technologists to prepare the appropriate application rates for the job at hand and thereafter to successfully execute the work. Few earth excavation contractors, if any, have patented treatment technology, bio-inoculation specialty equipment, in-house integration of project engineering, microbiological specialists or field application know-how and experience to address both in situ and ex situ contamination problems.

INTELLECTUAL PROPERTY

The company sub-licenses two patents from XyclonyX, an affiliate of the company:
(1) a patent for a method of treating hydrocarbon spills, which was issued on August 13, 1991; and (2) a patent for a method of treating hydrocarbon contaminated soil issued on August 2, 1994.

Our Chief Engineer Behzad Mirzayi, P.E., in conjunction with XyclonyX developed the BAC(TM) and Bio-GAC(TM) carbon recycling technology and carbon treatment of contaminated activated charcoal, for which a patent was filed on January 18, 2002 with the U.S. Patent and Trademark Office. In July 2004, we were notified that the patent was granted. We believe that the patent should be published prior to October 2004. When the patent is published, SSWM will formalize an additional sub-license agreement with XyclonyX.

RESEARCH AND DEVELOPMENT

During the past two years the company has done a minimal amount of basic research and development amounting to less than $50,000 in each fiscal year. The company plans to spend approximately $100,000 on research and development over the next fiscal year, integrating its engineering services with historical application research provided by George Robinson to incorporate new waste treatments into its final engineering design for customer project work.

PARENT COMPANY

U.S. Microbics, Inc., our parent company owns 65.3% of our issued and outstanding common stock. U.S. Microbics, Inc. also owns 80% of USM Capital Group, Inc., which in turn owns 20.3% of our issued and outstanding common stock.

EMPLOYEES

As of September 30 ,2004 the company had 6 full-time employees. The company utilizes certain administrative and executive personnel employed by our parent, U.S. Microbics, Inc., to assist with its reporting, accounting and administrative needs. In such cases, U.S. Microbics, Inc., charges the company a proportional amount of the salary for any such employees. The company also makes use of professionals on an as-needed basis. The company's employees are not represented by a labor union and the company believes its employee relations are good. The company shares space with U.S. Microbics, Inc., our parent company.

GOVERNMENT REGULATION

We are subject to Federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We are subject to various Federal, state and local laws affecting advertising and representations made by businesses in the sale of products and services, which apply to us. We are also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general.

To apply and use our bioremediation products and patented application processes we are required to secure an approved site work plan from the lead regulatory agency based upon a thorough site assessment that accurately defines the complete vertical and horizontal extent of contamination using EPA approved test methods by independent analytical laboratories to verify the data. The lead regulatory agency will typically approve a site work plan within 30 days from the date of its submission. The approved site work plan incorporates site specific cleanup standards required to meet regulatory closure limits to secure a no further action comment letter from the lead regulatory agency.

                                  RISK FACTORS

         AN INVESTMENT IN OUR COMMON SHARES INVOLVES A HIGH DEGREE OF RISK AND IS SUBJECT TO MANY UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES MAY ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION. OUR MOST SIGNIFICANT RISKS AND UNCERTAINTIES ARE DESCRIBED BELOW; HOWEVER, THEY ARE NOT THE ONLY RISKS WE FACE. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OR OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED, THE TRADING OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT THEREIN. YOU SHOULD ACQUIRE SHARES OF OUR COMMON STOCK ONLY IF YOU CAN AFFORD TO LOSE YOUR ENTIRE INVESTMENT. IN ORDER TO ATTAIN AN APPRECIATION FOR THESE RISKS AND UNCERTAINTIES, YOU SHOULD READ THIS ANNUAL REPORT IN ITS ENTIRETY AND CONSIDER ALL OF THE INFORMATION AND ADVISEMENTS CONTAINED IN THIS ANNUAL REPORT, INCLUDING THE FOLLOWING RISK FACTORS AND UNCERTAINTIES.

RISKS RELATING TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND HAVE ACCUMULATED SIGNIFICANT LOSSES SINCE OUR INCEPTION AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE. NONE OF OUR PRODUCTS OR SERVICES ON THE MARKET CURRENTLY GENERATING SIGNIFICANT REVENUES. OUR INABILITY TO GENERATE REVENUES AND PROFITS FROM OUR PRODUCTS AND SERVICES COULD CAUSE US TO GO OUT OF BUSINESS AND FOR YOU TO LOSE YOUR ENTIRE INVESTMENT.

We are a company engaged in developing and selling microbial technology and engineering application expertise. We have yet to establish any history of profitable operations. We have incurred annual operating losses of respectively, during the past four fiscal years of operation. As a result, at September 30, 2004, we had an accumulated deficit of $10,114,356. We have incurred net losses from continuing operations of $3,316,635 and $1,178,447 for the fiscal years ending September 30, 2004 and September 30, 2003. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our products and services. No assurances can be given when this will occur or that we will ever be profitable. Our parent company, U.S. Microbics, Inc., has invested, and we have relied on, approximately $6,700,000 in our operations to date, however we will need to raise additional capital to continue as a going concern.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended September 30, 2004, relative to our ability to continue as a going concern. Note N to our financial statements addressed management's plans to address the working capital deficit. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OUR INABILITY TO RAISE ADDITIONAL WORKING CAPITAL AT ALL OR TO RAISE IT IN A TIMELY MANNER WOULD NEGATIVELY IMPACT OUR ABILITY TO FUND OUR OPERATIONS, TO GENERATE REVENUES, AND TO OTHERWISE EXECUTE OUR BUSINESS PLAN, LEADING TO THE REDUCTION OR SUSPENSION OF OUR OPERATIONS AND ULTIMATELY OUR GOING OUT OF BUSINESS. SHOULD THIS OCCUR, THE VALUE OF YOUR INVESTMENT IN THE COMMON SHARES COULD BE ADVERSELY AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

We will most likely need to raise cash and additional working capital to cover the anticipated shortfall in our cash and working capital until such time as we become cash flow positive based solely on sales and service revenues less operating and other costs. At September 30, 2004, we had a working capital of $24,893. The independent auditor's report for the year ended September 30, 2003, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $1,251,172, as of September 30, 2004, an operating cash flow deficit of $375,329, as of June 30, 2004 and an operating cash flow deficit of $629,638, for the year ended September 30, 2003. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations.

On June 10, 2004, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed to purchase up to an aggregate, under certain conditions, of $6.0 million of our common stock. We only have the right to receive $12,500 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $0.70, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.10. Assuming we sell 12,000,000 shares to Fusion Capital pursuant to the common stock purchase agreement, the selling price of our common stock to Fusion Capital would have to average at least $0.50 per share for us to receive the maximum proceeds of $6.0 million. Assuming we sell 12,000,000 shares to Fusion Capital pursuant to the common stock purchase agreement at a purchase price of $0.21 per share (the closing sale price of the common stock on January 6, 2005), proceeds to us would only be $2,520,000, unless we choose to sell more than 12,000,000 shares, which we have the right, but not the obligation, to do.

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the commercialization of our products and services. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive and if we are unable to commercialize and sell our products and services, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $6.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

OUR MICROBIAL TECHNOLOGY HAS NOT GAINED FULL MARKET ACCEPTANCE, AS A RESULT WE HAVE NOT GENERATED SIGNIFICANT REVENUES. IF OUR MICROBIAL TECHNOLOGY DOES NOT GAIN MARKET ACCEPTANCE OR GENERATE REVENUES, THE VALUE OF YOUR INVESTMENT IN THE COMMON SHARES COULD BE ADVERSELY AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

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

Our long-term success will also be affected by expenses, difficulties or delays encountered in developing and selling microbial technology, competition, and the often burdensome environmental regulations associated with permitting hydrocarbon remediation sites.

WE WILL FACE INTENSE COMPETITION FROM COMPETITORS THAT HAVE GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES. THESE COMPETITIVE FORCES MAY IMPACT OUR PROJECTED GROWTH AND ABILITY TO GENERATE REVENUES AND PROFITS, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

We likely will face intense competition from other environmental companies, virtually all of which can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources, research and development facilities and manufacturing and marketing experience than us. There can be no assurance that developments by our current or potential competitors will not render our proposed products or services obsolete.

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

WE ARE DEPENDENT FOR OUR SUCCESS ON A FEW KEY EXECUTIVE OFFICERS. OUR INABILITY TO RETAIN THOSE OFFICERS WOULD IMPEDE OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

Our success depends to a critical extent on the continued efforts of services of Bruce S. Beattie, our President and Chief Executive and Behzad Mirzayi, Executive Vice-President. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Messrs. Beattie and Mirzayi have employment agreements providing for their continued service to the company through December 2007, these agreements will not preclude either of these employees from leaving the company. We currently carry a key man life insurance policy on Bruce S. Beattie which would assist us in recouping our costs in the event of the loss of this officer.

OUR INABILITY TO HIRE QUALIFIED PERSONNEL COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND COULD ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT.

We currently have an extremely small staff comprised of 6 employees. Although we believe that our employees, together with the consultants currently engaged by our company, will be able to handle most of our additional management, administrative, research and development, sales and marketing, and manufacturing requirements in the short term as we ramp up our sales and operations, we will nevertheless be required over the longer-term to hire highly skilled managerial, engineering, technical, sales and marketing and administrative personnel to fully implement our business plan and growth strategies. We may not be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

         o        product defects and other product or service quality problems;
         o general domestic and international legal, economic and political conditions; and
         o Any unfavorable changes in these or other factors could have a material adverse effect on our business, financial condition and results of operation.

OUR INABILITY TO KEEP UP WITH TECHNOLOGICAL DEVELOPMENTS COULD PREVENT OUR PRODUCTS FROM GAINING AND MAINTAINING MARKET ACCEPTANCE, WHICH COULD NEGATIVELY IMPACT OUR PROJECTED GROWTH AND ABILITY TO GENERATE REVENUES AND PROFITS AND HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

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

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD NEGATIVELY IMPACT OUR PROJECTED GROWTH, OUR ABILITY TO GENERATE REVENUES AND PROFITS AND THE VALUE OF YOUR INVESTMENT.

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

IF OUR LICENSEES OR STRATEGIC PARTNERS WE RELY UPON TO PROVIDE US WITH MICROBIAL TECHNOLOGY INTEGRAL TO OUR PRODUCTS FAIL TO PROTECT THEIR RIGHTS, OR IF OUR LICENSE AGREEMENTS INFRINGE ON THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS, OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES WILL BE ADVERSELY AFFECTED. THIS FAILURE WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

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

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CONTRACT BONDING, WHICH COULD LIMIT THE NUMBER AND SIZE OF PROJECTS WE OBTAIN.

The deployment of engineering services for certain government and private remediation projects may require contract performance bonding. The collateral and bonding requirements could limit the number and size of projects requiring bonds undertaken by the company. In the event contract bonding cannot be obtained at an economical price or collateral requirements are beyond the company's financial capability the failure to obtain contract bonding could have a material adverse effect on the company's business, financial condition and results of operations.

FOREIGN DISTRIBUTORS MAY EXPLOIT OUR PRODUCTS WITHOUT COMPENSATION TO US, WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO GENERATE REVENUES AND PROFITS AND THE VALUE OF YOUR INVESTMENT.

When we ship to foreign distributors, they may try to reverse engineer our remediation technology and exploit it without compensating us. Foreign distributors may also set up manufacturing and distribution operations that could compete unfairly with us, using lower prices or broader distribution. There is no assurance that we will be able to protect our business through the use of licensing agreements against such events.

WE MAY NOT BE SUCCESSFUL IN OUR INTERNATIONAL SALES ACTIVITIES, WHICH COULD ADVERSELY AFFECT OUR GROWTH.

Our international sales will be limited if we are unable to establish and maintain relationships with international distributors and customers. Even if we increase our international sales efforts, we cannot be certain that it will increase demand for our products in these markets. Our international operations are subject to a number of risks, including:

         o        Market acceptance;
         o        Environmental laws;
         o        Longer sales cycles;
         o        Difficulty in collecting accounts receivable;
         o        Political and economic instability;
         o        Reduced protection of intellectual property rights;
         o Protectionist laws and business practices that favor local competition;
         o        Dependence on local vendors;
         o        and Foreign language barriers.

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

WE MAY BE SUBJECT TO FUTURE ENVIRONMENTAL LIABILITIES WHICH ARE NOT COVERED BY, OR EXCEED THE COVERAGE AMOUNTS OF, OUR INSURANCE WHICH COULD AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

We are subject to Federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We currently maintain a supply of several hazardous materials at our facilities. While we currently meet these environmental requirements, there is no assurance that future laws and regulations will not impose significant compliance costs. If there is an accident, we could be held liable for any damages that result and the liability could exceed our resources and which may not be adequately covered by insurance, if at all. In addition, the use of our BIO-RAPTOR(TM) requires permits to treat contaminated soil. Permit issues may delay the implementation and installation of our products, including the BIO-RAPTOR(TM).

WE MAY BE SUBJECT TO FUTURE PRODUCT LIABILITY CLAIMS THAT MAY BE COSTLY TO DEFEND, REQUIRE US TO PAY MONEY TO CLAIMANTS AND DIVERT OUR MANAGERIAL AND FINANCIAL RESOURCES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

The development, marketing, sale and licensing of products based on microbial technology entail liability risks in the event of product failure or claim of harm caused by product operation. While we offer to contract with our potential customers on a pay for performance basis, and we are not aware of any claim against us based upon the use or failure of our products, end users of any of our proposed products and services could assert claims against us. Although we maintain product liability insurance against any such claims, there can be no assurance that such insurance will be sufficient to cover all potential liabilities, or that we will be able to continue to obtain insurance coverage in an amount that we believe to be adequate. If there is a successful suit against us, lack or insufficiency of insurance coverage would have a material adverse effect on our business, financial condition and results of operations. In addition, the assertion of these claims, even if unsuccessful or without merit, could damage our reputation or that of our licensees or their products. This damage could limit the marketing and sales efforts and harm our results of operations.

OUR ENGINEERING SERVICES LIABILITY INSURANCE MAY NOT BE SUFFICIENT TO COVER ALL POTENTIAL LIABILITIES, WHICH COULD CAUSE US TO MAKE SUBSTANTIAL PAYMENTS TO CLAIMANTS AND NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND THE VALUE OF YOUR INVESTMENT.

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

WE RELY EXCLUSIVELY ON OUR SOLE SUPPLIER, WEST COAST FERMENTATION CENTER, INC., A SUBSIDIARY OF OUR PARENT COMPANY. WEST COAST FERMENTATION CENTER HAS LIMITED SERVICE AND MANUFACTURING FACILITIES. THEIR FAILURE TO MEET OUR SERVICE REQUIREMENTS COULD ADVERSELY AFFECT OUR ABILITY TO TIMELY AND EFFICIENTLY SERVICE OUR CLIENTS' NEEDS, WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO GENERATE REVENUES AND PROFITS.

Our future performance will depend to a substantial degree upon our ability to engineer, manufacture, market and deliver our products and services based on the remediation technology in an efficient and profitable manner. We purchase the microbial products from West Coast Fermentation Center, Inc. ("WCFC"), a wholly owned manufacturing subsidiary of U.S. Microbics, Inc. As of this date, WCFC has only partially implemented its final build-out of manufacturing operations. Prior to becoming our supplier, WCFC had no experience in maintaining the type of facility that will manufacture our products in the quantities required for profitable operations. Accordingly, WCFC may not be able to complete the facility in a timely manner, the cost of completing the facility may exceed its current estimates, the demand for the our products may exceed the facility's capacity or the facility may not achieve satisfactory levels of manufacturing efficiency in a timely manner or at a level of quality control that meets competitive demands. In addition, the implementation of WCFC's manufacturing operations at the facility presents risks that, singly or in any combination, could have a material adverse effect on our business, financial condition and results of operations. These risks include, but are not limited to, production delays associated with products based on the remediation technology, unavailability of required capital equipment and qualified personnel, raw material shortages, higher-than-expected overhead or operational costs, lack of sufficient quality control over the products and order backlogs. In addition, WCFC's development of its internal manufacturing capacity will depend in large part on its ability to raise sufficient capital for this purpose. WCFC may not be able to develop adequate manufacturing capacity or raise sufficient capital, which could have a material adverse effect on our business, financial condition, results of operations and possibly on our relationships with our customers and vendors. WCFC may consider third-party outsourcing arrangements for the manufacture and supply of certain products during the period in which WCFC expands its internal manufacturing capacity. These outsourcing arrangements are subject to various risks, including, without limitation, production delays or interruptions, inferior product quality, misappropriation of trade secrets and lower profit margins.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

THE SALE OF OUR COMMON STOCK TO FUSION CAPITAL MAY CAUSE DILUTION AND THE SALE OF THE SHARES OF COMMON STOCK ACQUIRED BY FUSION CAPITAL COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

The purchase price for the common stock to be issued to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares included in the prospectus which is a part of the registration statmenent filed with the Commission on November 5, 2004, will be freely tradable once sold pursuant to the terms outlined in the Plan of Distribution in such prospectus. Fusion Capital may sell none, some or all of the common shares purchased from us at any time. We expect that the shares offered by this prospectus will be sold over a period of up to 24 months from the date of the prospectus. Depending upon market liquidity at the time, a sale of shares under that offering at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under that offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Additionally, in connection with the convertible promissory note issued to Fusion Capital, we have registered up to 1,500,000 shares of our common stock in the registration statement which was declared effective on November 9, 2004. The maturity date of the Note is January 31, 2005. If the Note is converted immediately prior to the maturity date, the company would issue approximately 840,000 shares of our common stock to Fusion Capital, including interest. If the
Note is converted after the maturity date, the company may issue more than 840,000 shares of common stock to Fusion Capital, including interest as of the conversion date. Sales of large amount of these shares in the public market could substantially depress the prevailing market prices for our shares. If that were to happen, the value of your investment could decline substantially.

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

U.S. MICROBICS, INC., OUR PARENT COMPANY, CONTROLS MORE THAN A MAJORITY OF OUR OUTSTANDING COMMON SHARES, WHICH MAY LIMIT THE ABILITY OF YOURSELF OR OTHER SHAREHOLDERS, WHETHER ACTING SINGLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF OUR COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES

U.S. Microbics, Inc., our majority shareholder, together with its subsidiary USM Capital Group, Inc., own approximately 65% of the outstanding shares of common stock. As a result, U.S. Microbics, Inc. is able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such a concentration of ownership may also have the effect of delaying or preventing a change in control of the company.

TO DATE, WE HAVE NOT PAID ANY CASH DIVIDENDS AND NO CASH DIVIDENDS WILL BE PAID IN THE FORESEEABLE FUTURE.

We do not anticipate paying cash dividends on our common shares in the foreseeable future. We may not have enough funds to legally pay dividends, or that even if the funds are legally available, we may nevertheless decide not to pay dividends.

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

OUR COMMON SHARES ARE THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

THE SALE OF ADDITIONAL SHARES OF OUR COMMON STOCK TO FUSION UNDER THE COMMON STOCK PURCHASE AGREEMENT COULD CAUSE OUR COMMON STOCK PRICE TO DECLINE DUE TO THE ADDITIONAL SHARES AVAILABLE IN THE MARKET, PARTICULARLY IN LIGHT OF THE RELATIVELY THIN TRADING VOLUME OF OUR COMMON STOCK.

The market price of our common stock could decline and the voting power and value of your investment would be subject to continual dilution if Fusion Capital purchases the shares and resells those shares into the market. Under the common stock purchase agreement, we can sell up to $12,500 of shares of our common stock each trading day to Fusion Capital. Any adverse affect on the market price of our common stock would increase the number of shares issuable to Fusion Capital each trading day which would increase the dilution of your investment. Although we have the right to reduce or suspend Fusion Capital purchases at any time, our financial condition at the time may require us to waive our right to suspend purchases even if there is a decline in the market price. Sales of large amount of these shares in the public market could substantially depress the prevailing market prices for our shares. If that were to happen, the value of your investment could decline substantially.

In addition, Fusion Capital may not purchase shares of our common stock under the common stock purchase agreement if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our common stock outstanding at the time of the purchase by Fusion Capital. However, this 9.9% limitation does not prevent Fusion Capital from purchasing shares of our common stock and then reselling those shares at times when neither Fusion Capital nor its affiliates beneficially own shares in excess of the 9.9% limitation. Therefore, by periodically selling our common shares into the market, Fusion Capital together with its affiliates could in the aggregate sell more than 9.9% of our outstanding shares. Consequently, the 9.9% limitation will not necessarily prevent substantial dilution of the voting power and value of your investment.

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY-TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF REVENUES WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology ; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

As discussed in the preceding risk factor, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

OUR ISSUANCE OF ADDITIONAL PREFERRED SHARES, OR OPTIONS OR WARRANTS TO PURCHASE THOSE SHARES, COULD NEGATIVELY IMPACT THE VALUE OF YOUR INVESTMENT IN OUR COMMON SHARES AS THE RESULT OF PREFERENTIAL VOTING RIGHTS OR VETO POWERS, DIVIDEND RIGHTS, DISPROPORTIONATE RIGHTS TO APPOINT DIRECTORS TO OUR BOARD, CONVERSION RIGHTS, REDEMPTION RIGHTS AND LIQUIDATION PROVISIONS GRANTED TO THE PREFERRED SHAREHOLDERS, INCLUDING THE GRANT OF RIGHTS THAT COULD DISCOURAGE OR PREVENT THE DISTRIBUTION OF DIVIDENDS TO YOU, OR PREVENT THE SALE OF OUR ASSETS OR A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A DISTRIBUTION OR A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES. THE CONVERSION OF OUR OUTSTANDING PREFERRED SHARES COULD RESULT IN THE SUBSTANTIAL DILUTION OF YOUR INVESTMENT IN TERMS OF YOUR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF YOUR COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON THE CONVERSION OF OUT OUTSTANDING PREFERRED SHARES, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

We are entitled under our certificate of incorporation to issue up to 300,000,000 common and 50,000,000 "blank check" preferred shares. As of December 31, 2004, after taking into consideration our outstanding common and preferred shares, we will be entitled to issue up to 261,398,784 additional common shares and 44,115,335 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time, which could negatively impact the value of your investment in our common shares.

In the event of the conversion of our preferred shares, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. Potential dilutive effects of future sales of our common shares by our stockholders, including Fusion Capital, could have an adverse effect on the prices of our securities.

THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER OUR CERTIFICATE OF INCORPORATION AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO OUR DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY OUR COMPANY AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES.

Our certificate of incorporation contains provisions which eliminate the liability of and indemnify our directors for monetary damages to our company and shareholders to the maximum extent permitted under Delaware corporate law. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and shareholders.

OUR CERTIFICATE OF INCORPORATION PROVIDES THAT WE ARE SUBJECT TO SECTION 203 OF THE DELAWARE GENERAL CORPORATION LAW WHICH APPLIES TO BUSINESS COMBINATIONS WITH INTERESTED STOCKHOLDERS, WHICH COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES.

Our Certificate of Incorporation provides that we are subject to Section 203 of the Delaware General Corporation Law which precludes a shareholder who owns 15% or more of our shares from entering into a "business combination" involving our company for a period of three years, unless (1) our board of directors approves the combination before the shareholder acquires the 15% interest; (2) the interested shareholder acquires at least 85% of our shares as part of the transaction in which he acquired the initial 15%, excluding shares owned by our officers who are also directors and voting stock held by employee benefit plans; or (3) the combination is approved by a majority vote of our board of directors and two-thirds vote of our other shareholders at a duly called shareholders' meeting. A "business combination" is defined as (1) a merger or consolidation requiring shareholder approval, (2) the sale, lease, pledge, or other disposition of our assets, including by dissolution, having at least 50% of the entire asset value of our company, or (3) a proposed tender or exchange offer of 50% or more of our voting stock. Our Certificate of Incorporation provides that the provisions of Section 203 of the Delaware General Corporation Law shall not apply to Robert C. Brehm, Chief Executive Officer of U.S. Microbics,

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company shares an administrative facility with U.S. Microbics, Inc. in a 12,083 square foot building located at 6451-C El Camino Real, Carlsbad, California. The facility houses the fermentation plant, the research and development facility of XyclonyX, and the operations of the Company, Bio-Con Microbes, and Sol Tech. The facility should provide enough space for the Company for the next two years of operation, at which time additional space may be required. U.S. Microbics, Inc., charges the Company its pro-rata share of the rent based on floor space. The Company's Engineering Resources Division is headquartered in Littleton, Colorado in an office facility that can accommodate up to 5 engineers. The Company also maintains a project office in Charleston, South Carolina.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against our company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the Company's shareholders was held on August 20, 2004. The following matters were submitted to the shareholders for vote.

         PROPOSAL NO. 1:

         Election of Bruce S. Beattie, Behzad Mirzayi, Conrad Nagel, Robert C. Brehm and Bill Hopkins to serve as Directors until our next annual stockholder's meeting or until their successor(s) is/are duly appointed and qualified.

         PROPOSAL NO. 2:

         Ratification of the 2004 Employee Stock Incentive Plan.

         PROPOSAL NO. 3:

         Ratification of the appointment of Russell, Bedford, Stefanou, Mirchandani LLP, as the Company's independent public accountants for the fiscal year 2004.

         The number of votes cast for, against and withheld for each proposal, as well as the number of abstentions and broker non-votes, is as follows:

         Proposal No. 1:

                                     For             Against           Withheld         Abstentions/Non Votes
                                     ---             -------           --------         ---------------------

         Bruce S. Beattie          46,350,402           0                 0                       0
         Behzad Mirzayi            46,350,402           0                 0                       0
         Conrad Nagel              46,350,402           0                 0                       0
         Robert C. Brehm           46,350,402           0                 0                       0
         Bill Hopkins              46,350,402           0                 0                       0

         Proposal No. 2:

         For   46,147,217          Against   80,200           Withheld   0              Abstentions/Non-Votes   500

         Proposal No. 3:

         For   46,350,402          Against        0           Withheld   0              Abstentions/Non-Votes     0

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET INFORMATION

Our common shares are currently quoted on the Nasdaq OTC Bulletin Board (OTCBB) under the symbol "SSWM." The following table sets forth the quarterly high and low bid prices for our common shares on the OTCBB for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. Our common shares have been quoted on the OTC Bulletin Board since August 19, 2003.

                                                           BID PRICE
                                                           ---------

                              PERIOD                   HIGH            LOW
                              ------                   ----            ---

         FISCAL YEAR 2004:
            SEPTEMBER 30, 2004                        $ 0.42          $ 0.25
            JUNE 30, 2004                             $ 0.55          $ 0.22
            MARCH 31, 2004                            $ 0.55          $ 0.19
            DECEMBER 31, 2003                         $ 0.75          $ 0.45

         FISCAL YEAR 2003:
            SEPTEMBER 30, 2003                        $ 0.95          $ 0.70
HOLDERS

We have approximately 250 record holders of our common stock as of December 20, 2004, according to a shareholders' list provided by our transfer agent as of that date and our records relating to issuable shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

DIVIDEND POLICY

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLAN

         Set forth in the table below is information regarding awards made through compensation plans or arrangements through September 30, 2004, the most recently completed fiscal year.

                                                                                              Number of securities
                                                                                              remaining available for
                                                                                              future issuance under
                                   Number of securities to         Weighted average           equity compensation
                                   be issued upon exercise         exercise price of          plans (excluding
                                   of outstanding options,         outstanding options,       securities reflected in
Plan Category                      warrants and rights             warrants and rights        column 2)
---------------------------------  ---------------------------     -----------------------    -----------------------
Equity Compensation Plans
Approved by Security Holders              1,000,000                         N/A                       -0-

Equity Compensation Plans
Not Approved by Security Holders               N/A                          N/A                       N/A


Recent Sales of Unregistered Securities
---------------------------------------

         We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the year period covered by this report. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

         On September 28, 2004, the Company issued 5,669,700 shares of restricted common stock to retire debt and accrued interest totaling $873,849. Of the shares issued 1,169,700 were valued at $0.17 per share and 4,500,000 shares were valued at $0.15 per share.

         On September 29, 2004, we issued 100,000 shares of restricted Series B Preferred stock to an investor as security in exchange for lending collateral to support a letter of credit in lieu of a performance bond on a job in South Carolina. Upon successful completion of this job, the security shares will be returned to the Company.

         Also on September 28, 2004, we issued 113,300 shares of restricted common stock to two investors for compensation in exchange for lending collateral to support letters of credit in lieu of performance bonds on remediation jobs in South Carolina. These transactions were valued at $0.30 per share.

         Also, on September 28, 2004, the Company issued 60,000 shares of restricted common stock to a lender in exchange for extension of the due date of a note payable. This transaction was valued at $0.33 per share.

         On September 9, 2004, we issued 1,000,000 shares of restricted common stock to a consultant for financing regarding acquisitions. This transaction was valued at $0.175 per share.

         On August 3, 2004, we issued 375,000 shares of restricted common stock to Richardson & Patel LLP in settlement of in indebtedness arising from the provision of legal services to the company. This transaction was valued at $0.25 per share.

         On August 4, 2004, the company entered into a loan agreement and convertible promissory note with Fusion Capital to borrow $200,000 at annual interest rate of 10%. In connection with the Note, Fusion Capital was issued warrants to purchase 250,000 shares of our common stock at an exercise price of $.275 per share.

         In July 2004, the company issued 649,999 shares of restricted common stock to four accredited investors, of which 50,000 common shares were sold for $0.20 per share and 599,999 shares were sold for $0.15 per shares. Total proceeds to the company were $99,999.

         In June 2004, the company issued 173,696 shares of restricted common stock to four accredited investors, of which 48,696 common shares were sold for $0.15 per share and 125,000 shares were sold for $0.20 per shares. Total proceeds to the company were $32,304.

         On June 10, 2004, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed to purchase up to an aggregate of $6.0 million of our common stock. As compensation to Fusion Capital in connection with its purchase commitment under the common stock purchase agreement, we issued 1,050,000 shares of common stock, of which 1,000,000 was valued at $0.27 per share and 50,000 was valued at $0.37 per share, and warrants, exercisable for a period of five years, to purchase (i) 500,000 shares of common stock at $0.50 per share, (ii) 500,000 shares of common stock at $1.00 per share, (iii) 500,000 shares of common stock at $1.50 per share and (iv) 500,000 shares at $2.00 per share.

         In March 2004 the company issued 22,525 shares under a consulting contract. These shares were valued at approximately $0.33 per share or a total transaction value of $7,500, which was the fair market value of the services received.

         In March 2004, the company issued 752,800 shares of restricted common stock to a director in satisfaction of debt owed. The shares of common stock were valued at $.18 per share or an aggregate of $135,500.

         In March 2004, two officers and a director of the Company exercised options to purchase 168,000 shares of restricted Series A Preferred stock. Each share of the Preferred stock is convertible into 5 shares of common stock, no sooner that one year after the date acquired. The options were exercised at $0.25 per share of Series A Preferred stock. The total value of these transactions was $42,000 of which $14,000 was offset against debt owed to the officers and director. And $28,000 was offset against the amount payable to the parent company.

         In March 2004, the company issued 240,000 share of restricted Series A Preferred stock to an affiliate under a consulting agreement. This transaction was valued at $0.90 per share of Series A Preferred and had a total value of $216,000.

         In March 2004, the company issued a total of 326,665 shares of restricted Series A Preferred Stock to its parent company and an affiliate in exchange for debt owed. These transactions were valued $0.90 per share of Series A Preferred stock and had a total value of $294,000.

         In February 2004, the company issued 10,000 shares of restricted common stock on behalf of an affiliate under a consulting agreement. This transaction was valued at $0.50 per share which approximates the value of the services received.

         In February 2004, the company issued 1,173,750 shares of restricted common stock to five accredited investors, of which 80,000 common shares were sold for $0.25 per share and 1,093,750 shares were sold for $0.16 per shares. Total proceeds to the company were $195,000.

         In January 2004, the company issued 150,000 shares of restricted common stock to a consultant for management advisory services. This transactions was valued at $0.05 per share which approximated the fair market value of the services received.

         In January 2004, the company issued 230,000 shares of restricted common stock to four accredited investors. These transactions were valued at $0.25 per share. The company received $57,500 in proceeds from the sales.

         In December 2003, the company issued 200,000 shares of restricted common stock to an investor for $0.25 per share. The proceeds for the sale of restricted common stock were used for operating, selling and administrative expenses and for repayment of advances from the parent company, U.S. Microbics, Inc.

         In December 2003, the company issued 50,000 shares of restricted Series B Preferred stock to an investor as collateral for a letter of credit provided by the investor in lieu of a performance bond on a job awarded the company by the State of South Carolina. Each share of Series B Preferred stock is convertible into 5 shares of common stock one year subsequent to the date of issue. This transaction was valued at approximately $2.00 per share of Series B Preferred stock which represents the fair value of the services received which did not differ materially from the value of the stock issued.

         In November 2003, the company issued 175,000 shares of restricted common stock to accredited investors, of which 50,000 shares were sold for $0.25 per share and 125,000 shares were sold at $0.20 per share.

         In October 2003, the company issued 765,000 shares of restricted common stock to accredited investors, of which 40,000 shares were sold for $0.25 per share, 325,000 shares were sold for approximately $0.154 per share and 400,000 shares were sold at $0.125 per share.

         In October 2003, the company issued 355,000 shares of restricted common stock to an investor, of which 25,000 were issued for compensation for providing a letter of credit as a security deposit on the lease of its office and warehouse space shared with the company's parent and affiliates and 330,000 shares were issued as collateral for a $55,000 loan made to the company in March 2003. These transactions were valued at $0.01 per share based on the pre-publicly trading value of the shares in March 2003.

         In September 2003, the company issued to investors 685,000 shares of common stock, of which 210,000 shares were valued at $0.50 per common share, 25,000 shares were valued at $0.40 per common share, 125,000 shares were valued at $0.25 per share and 325,000 shares were valued at $0.15 per share.

         In August 2003, the company issued to investors 245,000 shares of common stock, valued at $0.25 per common share.

         On January 24, 2003, the company issued to an accredited investor, 60,000 shares of common stock. This transaction was valued at $0.50 per common share.

         On December 13, 2002, the company entered into a Capital Stock Exchange Agreement with the stockholders of Sub Surface Waste Management, Inc. ("SSWM Stockholders"). The SSWM Stockholders transferred 10,744,000 shares of SSWM common stock and 5,360,000 shares of SSWM preferred stock in exchange for 10,744,000 shares of the company's common stock and 5,360,000 shares of the company's preferred stock. Additionally, the holders of options to purchase Series A preferred stock of SSWM exchanged their options for options to purchase the company's Series A preferred stock with an exercise price of options is $0.25 per share and expiring after three years. On the date of the transaction, the company's common stock was valued at $0.05 per share and the company's Series A preferred stock was valued at $0.25 per share.

         On October 21, 2002, the company issued 800,000 to Sol Tech Corporation, an affiliate of U.S. Microbics, Inc., under a consulting agreement, valued at $0.05 per share of common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY FORWARD - LOOKING STATEMENT
--------------------------------------

STATEMENTS INCLUDED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER WHICH ARE NOT HISTORICAL OR CURRENT FACTS ARE "FORWARD-LOOKING STATEMENTS" AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED AND IN THE FUTURE COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE THE COMPANY'S ACTUAL FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THAT EXPRESSED IN ANY FORWARD-LOOKING STATEMENT: (I) THE EXTREMELY COMPETITIVE CONDITIONS THAT CURRENTLY EXIST IN THE MARKET FOR COMPANIES SIMILAR TO THE COMPANY AND (II) LACK OR RESOURCES TO MAINTAIN THE COMPANY'S GOOD STANDING STATUS AND REQUISITE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FOREGOING LIST SHOULD NOT BE CONSTRUED AS EXHAUSTIVE AND THE COMPANY DISCLAIMS ANY OBLIGATION SUBSEQUENTLY TO REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THEIR EXPLANATORY NOTES INCLUDED AS PART OF THIS PROSPECTUS.

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

The Company's plan of operation for the next 12 months is to continue the existing business in South Carolina, develop new work in the southeast U.S., commence booked project work and promote new projects in Mexico, provide engineering support services for new international water treatment opportunities and raise additional working capital while seeking the acquisition of additional companies which can augment the base business of the Company.

The company plans to complete and close at least three of five existing projects in South Carolina, promote new work in Florida and the southeast U.S. spanning underground clean-ups from leaking tanks, soil remediation and groundwater remediation for "brownfield" property restorations and coastal restoration work to remediate contaminants found in ports and harbors.

In Mexico the company has teamed with its technology licensee Grupo Bartlett, S.A. de C.V. to execute an existing contract backlog of work and is actively promoting new projects in the "oil patch" in the northeast states of Mexico, south of Texas, using its registered technology with SEMARNAT (Mexico EPA).

Through our parent company, U.S. Microbics, Inc., and its joint venture partner companies, we are providing engineering technical support for commercial water treatment projects in Latin America with Non Government Organizations (NGO) who will operate and service the units and be responsible for collecting sales revenues.

Additional capital must be raised to fund existing and new projects, support overhead expenses and execute acquisitions to be identified. During the next 12 months, the Company's foreseeable cash requirements are approximately $5,000,000 to implement its business plan in the environmental cleanup business. The company will most likely need to issue additional common or preferred stock, which will have a dilutive effect on current shareholders, in order to raise the necessary capital to continue and expand its operations.

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

On some jobs in the state of South Carolina, the estimated cost of completion has increased during the year ended September 30, 2004 from the original project estimate, so that the percentage complete (and revenue recognition) is not increasing in proportion to costs incurred. Therefore, the Balance Sheet item "Costs and estimated profits in excess of billings" has been increasing at a higher rate that the revenue recognized using the cost percentage complete method. The estimated cost to complete on all jobs in reviewed quarterly and adjustments are made as required.

         Results of Operations For Year Ended September 30, 2004
         -------------------------------------------------------

The company incurred a net loss of $3,316,635 for the year ended September 30, 2004, compared to $1,178,447 for the year ended September 30, 2003. The company had negative cash flows from operations of $1,251,172 for the year ended September 30, 2004, compared to negative cash flows from operations of $629,638 for the year ended September 30, 2003. Basic and diluted net loss per share was $0.15, for the year ended September 30, 2004 and $0.08 for the year ended September 30, 2003. Weighted average common shares outstanding increase from 15,416,539 for the year ended September 30, 2003 to 22,313,409 for the year ended September 30, 2004.

The company's revenues for year ended September 30, 2004 were $234,018 compared to $432,754 for the year ended September 30, 2003, a decrease of 45.9 percent. Revenues for the year ended September 30, 2004, consisted primarily of bio-remediation of hydro-carbons in contaminated soil for the state of South Carolina. The company's incurred a gross loss for the year ended September 30, 2004 of $39,213, compared to $80,492 gross profit for the year ended September 30, 2003.

The decrease in revenues is due primarily to the not obtaining new remediation contracts in the state of South Carolina because the Company cannot meet the performance bond requirements and the nearing of completion of existing contracts in the State. The gross loss of $39,213 was the result of overhead costs incurred in maintaining the Company in a "readiness condition" while revenues decreased.

During the year ended September 30, 2004, the company incurred $3,104,724 in selling, general and administrative expenses, compared to $1,195,786 for the year ended September 30, 2003. The increase in selling, general and administrative expenses of approximately $1,909,000 was primarily due to increases in legal, accounting, consulting and travel expenses in connection with potential acquisitions, beneficial conversion features of convertible debt, consulting fees and marketing expenses.

Depreciation expense for the year ended September 30, 2004 was $5,098 compared to $2,661 for the year ended September 30, 2003. The increase was due principally to the purchase of computer systems. Interest expense for the years September 30, 2004 and 2003 respectively were $171,032 and $67,164. During this year proceeds from notes payable was $1,045,043 and therefore an increase in interest expense.

The company is not expecting to increase revenues during the first quarter of fiscal 2005, and based on the current financial condition of the company, additional capital will be required in order for the company to maintain its ongoing operations.

         Liquidity and Capital Resources:
         --------------------------------

As of September 30, 2004, we had a working capital of $24,893 compared to a deficit of $460,280 at September 30, 2003 or a decrease of $485,173 in the deficit. As a result of our operating losses incurred during the year ended September 30, 2004, we generated a cash flow deficit of $1,251,172 from operating activities. Cash flows used in investing activities was $ 406,838 during the year ended 2004. We met our cash requirements during this period through the issuance of common and preferred stock totaling $ 705,554 and 1,045,043 in proceeds from notes payable. Cash totaled $ 612 as of September 30, 2004.

The company will need to continue to raise funds by various financing methods such as private placements and its equity line to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the company will be able to raise such capital on terms acceptable to the company, if at all.

While we have raised capital to meet our working capital and financing needs in the past, however, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We have obtained financing in the form of equity in order to provide the necessary working capital. On June 10, 2004, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC ("Fusion") a Chicago-based institutional investor. Under terms of the agreement, Fusion has agreed to purchase from the company up to $6.0 million of our common stock over a 24-month period. Since the Securities & Exchange Commission declared effective a registration statement covering the securities issued or issuable to Fusion on November 9, 2004, each month the company has the right to sell to Fusion up to $250,000 of its common stock at a purchase price based upon the market price of the company's common stock on the date of each sale without any fixed discount to the market price. The company's may also require Fusion to purchase lesser or greater amounts of its common stock each month up to $6.0 million in the aggregate. The company has the right to control the timing and the amount of stock sold to Fusion Capital. The company has the right to terminate the agreement at any time without any additional cost. The company also has the right, at its election to enter into a new agreement with Fusion Capital under which Fusion would be required to purchase up to an additional $6.0 million of the company's common stock on the same terms and conditions as the original agreement.

In addition, on August 4, 2004, the company entered into a loan agreement and convertible promissory note with Fusion Capital to borrow $200,000 at annual interest rate of 10%. The maturity date of the Note is January 31, 2005, and may be redeemed by us at any time, but subject to Fusion Capital's right to convert any outstanding principal and accrued interest due into our common shares. Prior to the maturity date, the Note shall convert at $0.25 per share. After the maturity date, the Note shall convert at a price equal to the lesser of (i) 50% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or (ii) $0.25 per share. In connection with the Note, Fusion Capital was issued 250,000 warrants with an exercise price of $.275 per share. If the Note is converted immediately prior to the maturity date, the company would issue approximately 840,000 shares of our common stock to Fusion Capital, including interest as of the maturity date, in addition to 250,000 shares of our common stock upon exercise of the Warrants issued to Fusion Capital pursuant to the Note. If the Note is converted after the maturity date, the company may issue more than 840,000 shares of our common stock to Fusion Capital, including interest as of the conversion date. The company has registered up to 1,500,000 in connection with the conversion of the Note to preserve its option to utilize its cash resources for purposes other than paying down the Note.

From and after the maturity date or after the occurrence of an event of default under the Note, the interest rate shall be increased to fifteen percent (15%) and shall be calculated in accordance with the terms of the Note. At any time after the maturity date, the company shall redeem Note for cash equal to 125% of the outstanding principal plus accrued interest.

The company has relied mostly on cash infusions from its parent company, U.S. Microbics, Inc., and the sale of its common stock during the first six years of its existence. Its parent company has limited resources and may not be able to continue to provide sufficient funds for SSWM to successfully continue its operations.

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

During fiscal year ended September 30, 2005, the Company projects expenditures for plant and equipment of approximately $750,000 and research and development costs of less than $150,000, assuming the company raises projected capital.

Research and development costs will be associated primarily with applications of in-situ bio-remediation and development of its water purifications systems. The company also plans to increase its number of employees to approximately 12 by the end of fiscal year 2005.

The independent auditor's report on the company's September 30, 2004 financial statements included in this Annual Report states that the company's recurring losses raise substantial doubts about the company's ability to continue as a going concern.

Recent Accounting Pronouncements
--------------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, INVENTORY COSTS-- AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R

----------------------------------------

include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7.  FINANCIAL STATEMENTS

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                          SEPTEMBER 30, 2004 AND 2003

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.

                          Index to Financial Statements

--------------------------------------------------------------------------------

                                                                       Page No.
                                                                       --------

Report of Independent Registered Public Accounting Firm                  F-3

Consolidated Balance Sheets at September 30, 2004 and 2003               F-4

Consolidated Statements of Losses for the years ended
  September 30, 2004 and 2003                                            F-5

Consolidated Statements of Deficiency in Stockholders' Equity for
  the years ended September 30, 2004 and 2003                         F-6 - F-9

Consolidated Statements of Cash Flows for the years ended
  September 30, 2004 and 2003                                            F-10

Notes to Consolidated Financial Statements                           F-11 - F-29

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sub Surface Waste Management of Delaware, Inc.
Carlsbad, CA

We have audited the accompanying consolidated balance sheets of Sub Surface Waste Management of Delaware, Inc. and its wholly-owned subsidiary (the "Company") as of September 30, 2004 and 2003 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                  /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                  --------------------------------------------
                    Russell Bedford Stefanou Mirchandani LLP
                          Certified Public Accountants

McLean, Virginia
December 24, 2004

                                   SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                             SEPTEMBER 30, 2004 AND 2003

                                                                                          2004              2003
                                                                                     -------------     -------------
ASSETS
     CURRENT ASSETS:
     Cash and cash equivalents                                                       $        612      $     22,238
     Restricted cash (Note D)                                                             122,442           258,468
     Accounts receivable, net                                                              25,501            68,649
     Due from affiliates                                                                  418,319            30,000
     Prepaid expenses and other assets                                                        369            23,230
     Costs and estimated profit in excess of billings                                     217,717           156,057
                                                                                     -------------     -------------
         TOTAL CURRENT ASSETS                                                             784,960           558,642

Plant, Property and Equipment
Office furniture and equipment                                                             26,180             7,661
Manufacturing equipment                                                                     5,147             5,147
Vehicle                                                                                     8,851             8,851
                                                                                     -------------     -------------
                                                                                           40,178            21,659
Less: Accumulated Depreciation                                                            (11,505)           (6,407)
                                                                                     -------------     -------------
                                                                                           28,673            15,252

OTHER ASSETS                                                                                2,919             2,669
                                                                                     -------------     -------------
         TOTAL ASSETS                                                                $    816,552      $    576,563
                                                                                     =============     =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities, net (Note  F)                         $    316,102      $    173,037
          Due to affiliates, net                                                          102,597           573,810
   Notes payable - current portion (Note G)                                               341,368           272,075
                                                                                     -------------     -------------
         TOTAL CURRENT LIABILITIES                                                        760,067         1,018,922

LONG-TERM LIABILITIES:
     Notes payable, related party (Note G)                                                     --            20,290
                                                                                     -------------     -------------
         TOTAL LONG-TERM LIABILITIES                                                           --            20,290
                                                                                     -------------     -------------
         TOTAL LIABILITIES                                                                760,067         1,039,212
                                                                                     -------------     -------------

Commitments and Contingencies (Note M)

DEFICIENCY IN STOCKHOLDERS' EQUITY
     Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
         Series A; 15,000,000 shares authorized; 5,734,665 and 5,360,000 issued and outstanding as of September 30, 2004 and 2003, respectively
         aggregate liquidation preference $57,346,650 and $53,600,000, respectively         5,735             5,360
     Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
         Series B; 5,000,000 shares authorized; 150,000 and 0, respectively issued and outstanding as of September 30, 2004 and 2003, respectively
         aggregate liquidation preference $1,500,000 and $ 0                                  150                 0
     Common stock; $.001 par value; 300,000,000 shares authorized;
        35,860,574 and 17,490,784 shares issued and outstanding at September 30,
        2004 and 2003, respectively                                                        35,861            17,491
     Additional paid-in capital                                                        11,096,865         6,312,221
     Deferred equity issuance cost (Note H)                                              (783,500)               --
             Deferred financing costs (Note H)                                           (184,270)                0
              Accumulated deficit                                                     (10,114,356)       (6,797,721)
                                                                                     -------------     -------------
     TOTAL DEFICIENCY IN STOCKHOLDERS' EQUITY                                              56,485          (462,649)
                                                                                     -------------     -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENY                               $    816,552     $     576,563
                                                                                     =============     =============

                     (The accompanying notes are an integral part of these financial statements)

                                                        F-4

                    SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                          CONSOLIDATED STATEMENTS OF LOSSES
                   FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                           2004              2003
                                                      -------------     -------------
Revenues                                              $    234,018      $    432,754

Cost of revenues                                           273,231           352,262
                                                      -------------     -------------

Gross (loss)  profit                                       (39,213)           80,492

Operating Expenses:
     Selling, general and administrative expenses        3,104,724         1,195,786
     Depreciation                                            5,098             2,661
                                                      -------------     -------------
Total operating expenses                                 3,109,822         1,198,447

Loss from operations                                    (3,149,035)       (1,117,955)

Other income (expense):
     Interest income                                         3,432             6,672
     Interest expense                                     (171,032)          (67,164)
                                                      -------------     -------------
Total other income (expense)                              (167,600)          (60,492)

Loss before income taxes                                (3,316,635)       (1,178,447)

Income tax expense                                              --                --
                                                      -------------     -------------

Net loss                                              $ (3,316,635)     $ (1,178,447)

Net loss per common share (basic and diluted)                (0.15)            (0.08)
                                                      =============     =============

Weighted average common shares outstanding              22,313,409        15,416,539
                                                      =============     =============

     (The accompanying notes are an integral part of these financial statements)

                                         F-5

                                           SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                             FOR THE TWO YEARS ENDED SEPTEMBER 30, 2004

                                                                                                Deferred
                                                                      Additional   Deferred     Equity
                         Preferred Stock           Common Stock        Paid-in    Financing     Issuance    Accumulated
                       Shares      Amount      Shares       Amount     Capital     Costs         Costs        Deficit        Total
                    -----------   -------   -----------   -------    ----------  ---------     ---------  ------------    ----------
Balance at
  October 1, 2002    5,000,000    $ 5,000    10,550,000   $10,550    $5,754,170  $     --      $     --   $(5,619,274)    $ 150,446

Shares issued in
  exchange for
  consulting fee
  at $0.05 per
  share in
  October 2002         250,000       250            --         --        12,250         --            --            --       12,500
Shares issued in
  exchange for
  consulting fee
  at $0.05 per
  share in
  October 2002          55,000        55            --         --         2,695         --            --            --        2,750
Shares issued in
  exchange for
  consulting fee
  at $0.05 per
  share in
  October 2002          55,000        55            --         --         2,695         --            --            --        2,750
Shares issued to
  affiliate for
  consulting fee
  at $0.05 per
  share in
  October 2002              --        --       800,000        800        39,200         --            --            --       40,000
Shares issued in
  exchange for
  cash at $0.50
  per share in
  October 2002,
  net of finder
  cost of $2,500            --        --        50,000         50        22,450         --            --            --       22,500
Shares issued in
  exchange for
  cash at $0.50
  per share in
  November 2002             --        --        44,000         44        21,956         --            --            --       22,000
Shares issued in
  exchange for
  cash at $0.50
  per share in
  November 2002,
  net of finder
  cost of $2,500            --        --        50,000         50        22,450         --            --            --       22,500
Shares issued in
  exchange for
  cash at $0.50
  per share in
  November 2002             --        --        20,000         20         9,980         --            --            --       10,000
Shares issued in
  exchange for
  cash at $0.50
  per share in
  November 2002             --        --        20,000         20         9,980         --            --            --       10,000
Shares issued in
  exchange for
  cash at $0.50
  per share in
  November 2002,
  net of finder
  cost of $2,500            --        --        50,000         50        22,450         --            --            --       22,500
Shares issued in
  exchange for
  cash at $0.50
  per share in
  November 2002             --        --        40,000         40        19,960         --            --            --       20,000
Conversion
  benefit of
  issuance
  of preferred
  stocks                    --        --            --         --        18,000         --            --            --       18,000
Issuance of
  preferred stock
  in connection
  with merger
  with Covingham
  Capital
  Corporation
  on December 20,
  2002               5,360,000     5,360            --         --            --        --            --            --         5,360
                    -----------   -------   -----------   -------    ----------  ---------     ---------  ------------    ----------
  Total carried
   forward          10,720,000   $ 10,720    11,624,000   $11,624    $5,958,236  $     --      $     --   $(5,619,274)    $ 361,306
                    -----------   -------   -----------   -------    ----------  ---------     ---------  ------------    ----------

                             (The accompanying notes are an integral part of these financial statements)





                                           SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                             FOR THE TWO YEARS ENDED SEPTEMBER 30, 2004

                                                                                              Deferred
                                                                      Additional   Deferred    Equity
                         Preferred Stock         Common Stock         Paid-in    Financing     Issuance   Accumulated
                       Shares      Amount      Shares     Amount      Capital     Costs         Costs        Deficit        Total
                    -----------   -------   -----------   -------    ----------  ---------     ---------  ------------    ----------

  Total brought
   forward          10,720,000   $ 10,720    11,624,000   $ 11,624   $5,958,236  $     --      $     --   $(5,619,274)    $ 361,306

Common shares
  retained by
  Covingham
  Capital
  Corporation               --        --     4,351,784      4,352            --        --            --            --         4,352
Issuance of
  common stock in
  connection with
  merger with
  Covingham
  Capital
  Corporation
  on December 20,
  2002                      --        --    10,744,000     10,744            --        --            --            --        10,744
Cancellation of
  preferred stock
  in connection
  with merger
  with Covingham
  Capital
  Corporation
  on December 20,
  2002              (5,360,000)   (5,360)           --         --            --        --            --            --       (5,360)
Cancellation of
  common stock in
  connection with
  merger with
  Covingham
  Capital
  Corporation
  on December 20,
  2002                      --       --    (10,744,000)   (10,744)           --        --            --            --      (10,744)
Shares issued to
  employees as
  stock bonus at
  $0.10 per
  share in
  December 2002             --        --        98,000         98         9,702        --            --            --         9,800
Shares issued to
  consultants for
  consulting fees
  at $0.10 per
  share in
  December 2002             --        --       402,000        402        39,798        --            --            --        40,200
Shares issued to
  affiliate at
  $0.10 per share
  in January 2003           --        --        60,000         60        29,940        --            --            --        30,000
Shares issued in
  exchange for
  cash at $0.25
  per share in
  August 2003               --        --       125,000        125        31,125        --            --            --        31,250
Shares issued in
  exchange for
  cash at $0.25
  per share in
  August 2003,
  net of finder
  cost of $2,500            --        --       100,000        100        22,400        --            --            --        22,500
Shares issued in
  exchange for
  cash at $0.25
  per share in
  August 2003               --        --        20,000         20         4,980        --            --            --         5,000
Shares issued in
  exchange for
  cash at $0.25
  per share in
  September 2003            --        --        25,000         25         9,975        --            --            --        10,000
Shares issued in
  exchange for
  cash at $0.25
  per share in
  September 2003            --        --       125,000        125        31,125        --            --            --        31,250

                    -----------   -------   -----------   -------    ----------  ---------     ---------  ------------    ----------
  Total carried
   forward           5,360,000    $ 5,360    16,930,784   $16,931    $6,137,281  $     --      $     --   $(5,619,274)    $ 540,298
                    -----------   -------   -----------   -------    ----------  ---------     ---------  ------------    ----------

                             (The accompanying notes are an integral part of these financial statements)





                                           SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                             FOR THE TWO YEARS ENDED SEPTEMBER 30, 2004

                                                                                               Deferred
                                                                     Additional   Deferred      Equity
                         Preferred Stock          Common Stock        Paid-in    Financing     Issuance   Accumulated
                       Shares      Amount      Shares      Amount     Capital      Costs         Costs      Deficit         Total
                    -----------   -------   -----------   -------    ----------  ---------     ---------  ------------    ----------
Total brought
  forward           5,360,000    $ 5,360    16,930,784    $16,931    $6,137,281  $     --      $     --   $(5,619,274)    $ 540,298

Shares issued in
  exchange for
  cash at $0.50
  per share in
  September 2003,
  net of finder
  cost of $1,000            --        --        20,000         20         8,980        --            --             --        9,000
Shares issued in
  exchange for
  cash at $0.50
  per share in
  September 2003,
  net of finder
  cost of $1,500            --        --        30,000         30        13,470        --            --             --       13,500
Shares issued in
  exchange for
  cash at $0.50
  per share in
  September 2003,
  net of finder
  cost of $500              --        --        10,000         10         4,490         --            --            --        4,500
Shares issued in
  exchange for
  cash at $0.50
  per share in
  September 2003,
  net of finder
  cost of $500              --        --        10,000         10         4,490        --            --            --         4,500
Shares issued in
  exchange for
  cash at $0.50
  per share in
  September 2003            --        --       120,000        120        59,880        --            --            --        60,000
Shares issued in
  exchange for
  cash at $0.50
  per share in
  September 2003,
  net of finder
  cost of $1,000            --        --        20,000         20         8,980        --            --            --         9,000
Shares issued in
  exchange for
  cash at $0.50
  per share in
  September 2003            --        --       325,000        325        49,675        --            --            --        50,000
Shares issued in
  exchange for
  Consulting fee
  at $1.00 per
  share in
  September 2003            --        --        25,000         25        24,975        --            --            --        25,000

Net loss                    --        --            --         --            --        --            --    (1,178,447)   (1,178,447)
                    -----------   -------   -----------   -------    ----------  ---------     ---------  ------------   -----------
Balance at
  September 30,
  2003               5,360,000    $ 5,360    17,490,784   $17,491    $6,312,221  $     --      $     --   $(6,797,721)    $(462,649)
                    -----------   -------   -----------   -------    ----------  ---------     ---------  ------------    ----------

Shares issued in
  exchange for
  cash, net of
  finder cost
  of $21,500                --        --     3,367,445      3,367       557,436        --            --            --       560,803
Shares issued to
  employees as
  stock bonus               --        --       545,000        545       144,205        --            --            --       144,750
                    -----------   -------   -----------   -------    ----------  ---------     ---------  ------------    ----------
  Total carried
   forward           5,360,000    $ 5,360    21,403,229   $21,403    $7,013,862  $     --      $     --   $(6,797,721)    $ 242,904
                    -----------   -------   -----------   -------    ----------  ---------     ---------  ------------    ----------

                            (The accompanying notes are an integral part of these financial statements)




                                           SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                             FOR THE TWO YEARS ENDED SEPTEMBER 30, 2004

                                                                                               Deferred
                                                                     Additional   Deferred     Equity
                        Preferred Stock          Common Stock         Paid-in    Financing     Issuance   Accumulated
                      Shares       Amount     Shares      Amount      Capital      Costs         Costs      Deficit         Total
                    -----------   -------   -----------   -------   -----------  ----------   ----------  -------------  -----------
  Total brought
   forward           5,360,000    $ 5,360    21,403,229   $21,403   $ 7,013,862  $      --    $       --  $ (6,797,721)  $  242,904

Shares issued to
  consultants for
  services                  --        --     2,633,178      2,633       589,983         --            --            --      592,616
Shares issued to
  related parties
  for settlment
  of notes
  payable
  and accrued
  interest                  --        --       862,800        863       154,637         --            --            --      155,500
Shares issued to
  note holders
  for settlment
  of notes
  payable
  and accrued
  interest                  --        --     5,669,700      5,670       868,179         --            --            --      873,849
Shares issued to
  a vendor
  for settlement
  of outstanding
  invoices                  --        --       441,667        442       133,308         --            --            --      133,750
Shares issued to
  for acquisition
  of 50% interest
  in equipments
  for lease                 --        --     2,000,000      2,000       398,000         --            --            --      400,000
Commons shares
  issued upon
  conversion of
  preferred A
  stocks              (360,000)     (360)    1,800,000      1,800        (1,440)        --
Shares issued as
  commitment
  shares for
  equity line               --        --     1,050,000      1,050       287,450         --      (288,500)           --           --
Value of warrants
  for 2,000,000
  commons shares
  issued for
  Equity line               --        --            --         --       495,000         --      (495,000)           --           --
Value of warrants
  for 250,000
  commons shares
  issued for
  note payable
  for $200,000              --        --            --         --        67,500         --            --            --       67,500
Financing
  expenses
  related to
  convertible
  note payable
  for $ 650,000             --        --            --         --       315,000         --            --            --      315,000
Financing
  expenses
  related to
  convertible
  note payable
  for $ 200,000             --        --            --         --        40,000         --            --            --       40,000
Preferred Series
  A issued to
  related parties
  for settlement
  of due to
  related parties      326,665       327            --         --       293,673         --            --         --         294,000
Preferred Series
  A issued to
  a related party
  for consulting
  services             240,000       240            --         --       215,760         --            --         --         216,000
Preferred Series
  A issued to
  employees upon
  exercise of
  options              168,000       168            --         --        41,832         --            --         --          42,000
Preferred Series
  B issued as
  collateral for
  letters of
  credit               150,000       150                                184,120   (184,270)           --            --           --

Net loss                    --        --            --         --            --         --            --    (3,316,635)  (3,316,635)
                    -----------   -------   -----------   -------   -----------  ----------   ----------  -------------  -----------
Balance at
  September 30,
  2004               5,884,665    $ 5,885    35,860,574   $35,861   $11,096,864  $(184,270)   $(783,500)  $(10,114,356)  $   56,484
                    ===========   =======   ===========   =======   ===========  ==========   ==========  =============  ===========

                             (The accompanying notes are an integral part of these financial statements)

                                                                F-9

                               SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                   2004           2003
                                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $(3,316,635)   $(1,178,447)
     Adjustment to reconcile net loss to cash used in operating activities:
        Depreciation and amortization                                               26,473          2,661
        Investment write off                                                       400,000             --
        Interest expense accruals                                                   40,000             --
        Preferred stocks issued for consulting expenses                            216,000             --
        Beneficial conversion on notes payable amortized                           328,333             --
        Common stock issued in exchange for services                               592,616        133,000
        Organization cost related to merger, net                                        --          2,500
        Expenses incurred on behalf of the Company, net                                 --        420,682
     Decrease (increase) in:
        Accounts receivable                                                         43,148        (59,842)
        Cost and estimated profit in excess of billing                             (61,660)       (75,445)
        Restricted cash                                                            136,026         (6,672)
        Prepaid expenses and other assets                                           22,861         29,436
        Other assets                                                                  (250)            --
Increase (decrease) in:
        Accounts payable and accrued expenses                                      321,916        102,489
                                                                               ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                                           (1,251,172)      (629,638)
                                                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                            (18,519)        (2,747)
     Payments for due from affiliates                                             (388,319)            --
                                                                               ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                                             (406,838)        (2,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Repayment of) proceeds from parent and affiliates                           (129,213)        40,621
     Proceeds from notes payable                                                 1,060,043        202,225
     Proceeds from issuance of common stock, net                                   705,554        399,852
                                                                               ------------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        1,636,384        642,698
                                                                               ------------   ------------

(DECREASE) / INCREASE IN CASH                                                      (21,626)        10,313

CASH AT BEGINNING OF YEAR                                                           22,238         11,925
                                                                               ------------   ------------
CASH AT END OF YEAR                                                            $       612    $    22,238
                                                                               ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Acquisition of assets for note payable to affiliate                                 0          8,200
     Common stocks issued in exchange for services                                 592,616        115,000
     Preferred stocks issued in exchange for services                              216,000         18,000
     Common stock issued in exchange for due to affiliate                          155,500         30,000
     Common stock issued in settlement of notes payable and accrued interest       873,849             --
     Preferred stock issued as deferred financing costs                           182,470             --
     Preferred stock issued for repayment of due to affiliates                    336,000             --
     Common stock issued in settlement of accounts payable outstandings            133,750             --
     Common stock issued to acquire investments for lease                          400,000             --
     Common stock issued as deferred equity issue costs                            288,500             --

CASH PAID FOR:
     Interest                                                                  $        --         32,164
     Income taxes                                                                       --            800

                (The accompanying notes are an integral part of these financial statements)

                                                   F-10

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

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

As of September 30, 2004 and 2003, U.S. Microbics, Inc., and subsidiaries ("Parent" or "Affiliates") control approximately 60% and 72%, respectively, of the outstanding stock of the Company.

Cash and Cash Equivalents
-------------------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Accounts Receivable
-------------------

Accounts receivable is reported at its fair value and, in the opinion of management, is collectible and no allowance for doubtful accounts was necessary at September 30, 2004 and 2003.

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

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and product development costs of $25,000 and $0 for the years ended September 30, 2004 and 2003.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

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

Net Loss Per Common Share
-------------------------

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2004 and 2003, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

The asset, "Cost and estimated profit in excess of billings." Represents revenue recognized in excess of amounts billed.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended September 30, 2004 and 2003, advertising costs were not material to the statement of income.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

NOTE A - SUMMARY OFACCOUNTING POLICIES (CONTINUED)

Liquidity
---------

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,316,635 and $1,178,447 during the years ended September 30, 2004 and 2003, respectively. The Company's current assets exceeded its current liabilities by $24,893 as of September 30, 2004. The Company's current liabilities exceeded its current assets by $460,280 as of September 30, 2003.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at September 30, 2004 and 2003.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended September 30, 2004 and 2003.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note H):

                                                                    For the years ended
                                                                        September 30,
                                                                     2004          2003
                                                                ------------   ------------
Net loss - as reported                                          $(3,316,635)   $(1,178,447)
Add: Total stock based employee compensation expense as
     reported under intrinsic value method (APB. No. 25)                 --             --
Deduct: Total stock based employee compensation expense
     as reported under fair value based method (SFAS No. 123)        62,940             --
                                                                ------------   ------------
Net loss - Pro Forma                                            $(3,379,575)   $(1,178,447)
                                                                ============   ============

Net loss attributable to common stockholders - Pro forma        $(3,379,575)   $(1,178,447)
Basic (and assuming dilution) loss per share - as reported      $     (0.15)   $     (0.08)
Basic (and assuming dilution) loss per share - Pro forma        $     (0.15)   $     (0.08)


                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

New Accounting Pronouncements
-----------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, INVENTORY COSTS-- AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (continued)
----------------------------------------

include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

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

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

NOTE C - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLING

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the consolidated balance sheet. These amounts are stated at estimated realizable value and aggregated $217,717 and $156,057 at September 30, 2004 and 2003.

The details of cost of estimated earnings in excess of billing are as follows:

---------------------------------------------  --------------------------
                                                     SEPTEMBER 30,
---------------------------------------------  --------------------------
                                                  2004           2003
---------------------------------------------  ------------  ------------
Cost incurred on contracts and estimated
  earnings to date                             $   707,147   $   601,639
Less: Cumulative billing                           489,430       445,582
---------------------------------------------  ------------  ------------
     Cost and estimated earnings in
         excess of billing                     $   217,717   $   156,057
=============================================  ============  ============

NOTE D - RESTRICTED CASH

Included in restricted cash are two certificates of deposits, which total $122,442. Both certificates of deposits are pledged as collateral on letters of credit (see Note M) issued to the State of South Carolina in lieu of performance bonds on two remediation projects, Off Ramp # 83 and McGill's Store.

One certificate of deposit issued by Community National Bank is for $87,500, and earns interest at the rate of 1.54% per annum, and serves as collateral for a letter of credit issued to the State of South Carolina, on the Off Ramp #83 job in the amount of $175,000. The letter of credit is dated May 22, 2004 and expires on June 22, 2005. The certificate of deposit will be released as collateral for the letter of credit when the Off Ramp #83 job project is completed, which is expected to occur prior to the expiration of the letter of credit on June 22, 2005. If necessary, the letter of credit could be extended if additional time is required to complete the job.

The second certificate of deposit issued by Bank of America is for $34,942, and earns interest at the rate of 2.0% per annum, and serves as collateral for a letter of credit issued to the State of South Carolina, on the McGill's Store job in the amount of $67,567. The letter of credit is dated September 9, 2004 and expires on September 12, 2005. The certificate of deposit will be released as collateral for the letter of credit when the McGill's Store job project is completed, which is expected to occur prior to the expiration of the letter of credit on September 12, 2005. If necessary, the letter of credit could be extended if additional time is required to complete the job.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                     2004              2003
                                                  ----------       -----------
Office furniture and equipment                    $  26,180        $    7,661
Manufacturing equipment                               5,147             5,147
Vehicle                                               8,851             8,851
                                                  ----------       -----------
                                                     40,178            21,659
Less: accumulated depreciation                      (11,505)           (6,407)
                                                  ----------       -----------
                                                  $  28,673        $   15,252
                                                  ==========       ===========

Depreciation expense for the years ended September 30, 2004 and 2003 was $5,098 and $2,661, respectively.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

                                                     2004              2003
                                                  ----------       -----------
Accounts payable                                  $ 246,841        $  147,673
Accrued expenses:
     Interest                                        69,261            25,324
     Other                                                                 40
                                                  ----------       -----------
                                                  $ 316,102        $  173,037
                                                  ==========       ===========

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

NOTE G - NOTES PAYABLE

Notes payable to related parties at September 30, 2004 and 2003 consists of the following:

                                                                                  2004                          2003
                                                                                ----------                   ----------

Note payable to an entity controlled by the President of U.S. Microbics, Inc.;
interest is charged at 10% per annum; unsecured and due in April 2005           $   8,010                    $   8,010

Note payable to President of U.S. Microbics; interest is charged at 12% per
annum; unsecured and payable on demand                                                 --                       30,000

Note payable to President of U.S. Microbics, Inc. for purchase of a vehicle;
interest is charged at 10% per annum; secured by the vehicle; repayable in
monthly installment of $750 per month, including principal and interest                --                        5,425

Note payable to President of U.S. Microbics, Inc.; interest is charged at 12%
per annum; unsecured and payable on April 2005                                         --                       12,280

Convertible note payable, interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in August 2003;
Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period. The Conversion feature terminated in May, 2003. The Company was in
default under this note agreement                                                      --                       55,000

Convertible note payable, interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in August 2003;
Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period. The Conversion feature terminated in May, 2003. The Company is in
default under this note agreement                                                      --                       55,000

Convertible note payable , interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in September 2003;
Note-holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or 50% of the Company's common stock fair market value of the
Company's common stock based upon a ten day moving average closing price over a ten (10) day period. The Conversion feature terminated in May, 2003. The Company
is in default under this note agreement                                            45,000                       55,000

Convertible note payable, interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in September 2003;
Note- holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $0.50 per share or 50% of the Company's common stock fair market value of the
Company's common stock based upon a ten day moving average closing price over a ten (10) day period. The Conversion feature terminated in May, 2003. The Company
is in default under this note agreement                                            60,000                       55,000
                                                                                 --------                      -------
Totals carried forward                                                          $ 113,010                    $ 275,715

                                                          F-19

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

NOTE G - NOTES PAYABLE (CONTINUED)
                                                                                  2004                          2003
                                                                                ----------                   ----------

Totals brought forward                                                          $ 113,010                    $ 275,715

Fusion Capital Note Payable (terms described below)                              200,000                           --
Debt discount - beneficial conversion feature, net of accumulated
Amortization of $13,333                                                           (26,667)                          --

Debt discount - value attributable to warrants issued with Note, net of
accumulated amortization of $21,375                                               (46,125)                          --

Notes payable (2) of $ 50,000 and $ 50,000: interest is charged at 20% per annum; unsecured and is payable February 2, 2004 and February 3, 2004
respectively. The Company is in default under these note agreements.              100,000

Notes payable (2) of $8,150 and $8,500 to the Chief Operating Officer of U.S.
Microbics, Inc.: interest is charged at 10% per annum; unsecured and is payable
on March 8, 2005 and April 17, 2005 respectively.                                   1,150                       16,650
                                                                                ----------                   ----------

Total                                                                             341,368                      292,365
Less: current portion                                                             341,368                      272,075
                                                                                ----------                   ----------
                                                                                $      --                    $  20,290
                                                                                ==========                   ==========

During August 2004, the Company received gross proceeds of $650,000 for a twelve month convertible note payable bearing 10% interest rate. The noteholder has the option to convert any unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.15 per share.

During September 2004, the note holder exercised the option to convert the note and accrued interest of $25,000 into 4,500,000 common stock of the Company.

In accordance with Emerging Issue Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios ("EITF 98- 5"), the Company recognized an imbedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital. The Company recognized and measured and aggregate of $315,000 of the proceeds, which is equal to the intrinsic value of the embedded conversion feature, to additional paid-in capital and a charge to operations.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

NOTE G - NOTES PAYABLE (CONTINUED)

Fusion Capital Note
-------------------

During August 2004, the Company received gross proceeds of $200,000 for a convertible note payable bearing 10% interest rate due on January 31, 2005. The Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $0.25 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a twelve day moving average closing price over a ten
(12) day period.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $40,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Note. The debt discount attributed to the beneficial conversion feature is amortized over the note's maturity period (180 days) as interest expense.

During the year ended September 30, 2004, the Company amortized $13,333 of the discount associated with the beneficial conversion feature to interest expense.

In connection with this note, the Company issued detachable warrant granting the holders the right to acquire 250,000 shares of the Company's common stock at $.275 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF-0027"), the Company recognized the value attributable to the warrants in the amount of $67,500 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 1.03%, a dividend yield of 0%, and volatility of 141%. The debt discount attributed to the value of the warrant issued is amortized over the note's maturity period (180 days) as interest expense.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

NOTE H - DEFICIENCY IN STOCKHOLDER'S EQUITY

Equity Line
-----------

On June 10, 2004, the Company entered into a common stock purchase agreement to sell up to $6 million of the Company's common stock to Fusion Capital Fund, LLC ("Fusion"). Under the terms of the agreement the Company periodically may choose to sell shares of its common stock to Fusion. If the Company elects to sell shares to Fusion, then the purchase price for such shares will be the lesser of
(i) the lowest the lowest sale price of the common stock on the purchase date; or (ii) the average of the three (3) lowest closing sale prices of the common stock during the twelve (12) consecutive trading days prior to the date of a purchase by Fusion Capital.

The Company has the right to sell to Fusion $250,000 of its common stock, per Month, at a purchase price based upon the market price of the Company's common stock on the date of each sale without any fixed discount to the market price.

During the year ended September 30, 2004, the Company elected to make no sales of stock to Fusion.

Under the terms of the common stock purchase agreement Fusion has received 1,000,000 shares of common stock as a commitment fee and 50,000 to cover expenses in connection with Fusion's due diligence. Unless an event of default occurs, these shares must be held by Fusion until 24 months from the date of the common stock purchase agreement or the date the common stock purchase agreement is terminated. Fusion Capital has also received warrants to purchase: (i) 500,000 shares of common stock at $0.50 per share, (ii) 500,000 shares of common stock at $1.00 per share, (iii) 500,000 shares of common stock at $1.50 per share and (iv) 500,000 shares at $2.00 per share. The warrants are exercisable for a period of five years from issuance.

The Company valued these shares at aggregate of $288,500 based on the market price. This amount has been capitalized as deferred equity issuance cost, with an addition to additional paid-in capital, on the Company's financial statements for the year ending September 30, 2004.

The warrants to purchase 2,000,000 shares of common stock at prices ranging from $0.50 to $2.00 per share to Fusion were valued based on the Black-Scholes calculation model. These warrants are deemed to have a combined value of $495,000. This amount has been capitalized as deferred equity issuance cost, with an addition to additional paid-in capital, on the Company's financial statements for the year ending September 30, 2004.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

NOTE H - DEFICIENCY IN STOCKHOLDER'S EQUITY

Preferred Stock
---------------

The Company is authorized to issue 50,000,000 shares of preferred stock. The Company's preferred stock may be divided into such series as may be established by the Board of Directors. The preferred stock is convertible at the option of the holder into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year.

As of September 30, 2004, the Company has issued and outstanding 5,734,665 and 150,000 shares of convertible preferred Series A and Series B, respectively.

Preferred stock transactions during the year ended September 30, 2003:

In October, 2002 the Company issued 360,000 shares of Series A convertible Preferred Stock for services provided the Company valued at $.05 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. The preferred shares are convertible into the Company's common shares twelve months from the date of issuance.

Preferred stock transactions during the year ended September 30, 2004:

During year ended September 30, 2004, the Company issued 168,000 shares of convertible preferred stock series A in exchange for settlement of debt for $14,000 owed to the officers and director of the Company and $28,000 for debt owed to parent company upon exercise of 168,000 stock options by employees.

During year ended September 30, 2004, the Company issued 240,000 shares of convertible preferred stock series A in exchange for services provided by a related party to the Company valued at $.90 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During year ended September 30, 2004, the Company issued 326,665 shares of convertible preferred stock series A in settlement of due to related parties for $294,000.

During year ended September 30, 2004, the stock holders of convertible preferred stock series A elected to convert 360,000 preferred stock series into 1,800,000 common stocks of the Company.

During year ended September 30, 2004, the Company issued 50,000 shares of Series B convertible Preferred Stock to a shareholder of the Company as a collateral for the shareholder providing a $101,000 letter of credit collateralizing the performance of a contractual obligation of the Company's. The Company has recognized a $101,000 deferred financing cost in connection with the placement of the letter of credit. The shareholder will return these preferred stocks to the Company upon maturity of the outstanding letter of credit.

During year ended September 30, 2004, the Company issued 100,000 shares of Series B convertible Preferred Stock to a shareholder of the Company as a collateral for the shareholder providing a $83,270 letter of credit collateralizing the performance of a contractual obligation of the Company's. The Company has recognized a $83,270 deferred financing cost in connection with the placement of the letter of credit. The shareholder will return these preferred stocks to the Company upon maturity of the outstanding letter of credit.

Common Stock
------------

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2004 and 2003, the Company has issued and has outstanding 35,860,574 and 17,490,784 shares of common stock, respectively. All valuations of common stock issued for services were based the fair value of the services received which did not differ materially from the value of the stock issued

Common stock transactions during the year ended September 30, 2003:

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

NOTE H - DEFICIENCY IN STOCKHOLDER'S EQUITY

Common Stock (continued)
------------------------

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

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

NOTE H - DEFICINECY IN STOCKHOLDER'S EQUITY

Common Stock (continued)
------------------------

Common stock transactions during the year ended September 30, 2004:

During the year ended September 30, 2004 the Company issued 3,367,445 shares of restricted common stock in exchange for $560,804, net of finance costs of $21,500.

During year ended September 30, 2004, the stock holders of convertible preferred stock series A elected to convert 360,000 preferred stock series into 1,800,000 common stocks of the Company.

During the year ended September 30, 2004, the Company issued an aggregate of 2,633,178 shares of common stock to consultants exchange for a total of $592,616 for services and expenses rendered. These shares were valued at a weighted average of $0.26 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

For the year ended September 30, 2004, the Company issued an aggregate of 862,800 shares of common stock to settle notes payable due to related parties and accrued expenses for a total of $155,500. These shares were valued at a weighted average of $0.18 per share.

For the year ended September 30, 2004, the Company issued an aggregate of 5,669,700 shares of common stock to settle notes payable and accrued interest for a total of $873,849. These shares were valued at a weighted average of $0.15 per share.

For the year ended September 30, 2004, the Company issued an aggregate of 441,667 shares of common stock to settle accounts payable outstanding balance for a total of $133,750. These shares were valued at a weighted average of $0.30 per share.

For the year ended September 30, 2004, the Company issued an aggregate of 545,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses.

Net proceeds to the company were $ 123,037. The company incurred expenses of $21,713.

For the year ended September 30, 2004, the Company issued 2,000,000 shares of common stock in connection with the aquisition of 50% percent interest in four PureSafe Water Stations for leasing. These shares were valued at $400,000. To be conservative, the Company has elected to expense this investment due to the uncertainty of a new venture.

In August 2004, pursuant to the Fusion Capital Note agreements (see note G), the Company issued a warrant to purchase 250,000 shares of its common stock at a price of $0.275 per share. The Company valued the warrant using the Black-Scholes calculation model, and the warrants were deemed to have a value of $67,500. This amount was recorded as a discount to the Fusion Capital Note and an addition to paid-in capital, and is being charged to expense over the term of the note, or 180 days. During the year ended September 30, 2004 the Company recognized $21,375 of expense in relation to this warrant.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

NOTE I - STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's Preferred Stock Series A (see Note H) issued to employees of the Company under a non-qualified employee stock option plan.

                          Options Outstanding                        Options Exercisable
                          -------------------                        -------------------
                                                             Weighted                     Weighted
                                         Weighted Average    Average                      Average
          Exercise      Number       Remaining Contractual   Exercise       Number        Exercise
           Prices     Outstanding         Life (Years)        Price       Exercisable       Price
           ------     -----------         ------------        -----       -----------       -----
          $ 0.25        235,000               1.00            $ 0.25        149,500         $0.25
          $ 1.38        280,000               5.75            $ 1.38             --            --
          ------        -------               ----            ------        -------         -----
Totals                  515,000               3.58            $ 0.86        149,500         $0.25
                        =======               ====            ======        =======         =====

Transactions involving stock options issued to employees are summarized as follows:

                                                                       Weighted
                                                                        Average
                                                        Number of      Price Per
                                                         Shares          Share
                                                        ---------      ---------
Outstanding at October 1, 2002                           400,000           0.25
      Granted                                                 --             --
      Exercised                                               --             --
      Canceled or expired                                (10,000)            --
                                                        ---------      ---------
Outstanding at September 30, 2003                        390,000           0.25
      Granted                                            293,000           1.33
      Exercised                                          168,000           0.25
      Canceled or expired                                     --             --
                                                        ---------      ---------
Outstanding at September 30, 2004                        515,000            .86
                                                        =========      ========

The weighted-average fair value of stock options granted to employees during the year ended September 30, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                              2004         2003
                                                            --------     -------
Significant assumptions (weighted-average):
    Risk-free interest rate at grant date                    1.29%        1.24%

    Expected stock price volatility                           135%          38%
    Expected dividend payout                                   --           --
    Expected option life-years (a)                           4.50         4.50

         (a) The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $3,379,575 and $(0.15) and $1,178,447 and $(0.08) for the year ended September 30, 2004 and 2003, respectively.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

NOTE I - STOCK OPTIONS (CONTINUED)

Non-Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2004:

                             Options Outstanding                        Options Exercisable
                             -------------------                        -------------------
                                                                Weighted                      Weighted
                                            Weighted Average    Average                       Average
          Exercise         Number        Remaining Contractual  Exercise       Number         Exercise
           Prices        Outstanding         Life (Years)        Price       Exercisable       Price
           ------        -----------         ------------        -----       -----------       -----
          $ 0.25           20,000                1.58           $ 0.25         20,000         $ 0.25

Transactions involving options issued to non-employees are summarized as follows:

                                                                       Weighted
                                                                        Average
                                                        Number of      Price Per
                                                         Shares          Share
                                                        ----------    ----------
Outstanding at October 30, 2002                                --            --
      Granted                                              20,000           .25
      Exercised                                                --            --
      Canceled or expired                                      --            --
                                                        ----------    ----------
Outstanding at September 30, 2003                          20,000           .25
      Granted                                                  --            --
      Canceled or expired                                      --            --
                                                        ----------    ----------
      Exercised                                                --            --
Outstanding at September 30, 2004                          20,000     $    0.25
                                                        ==========    ==========

Non-Employee Warrants

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2004:

                             Options Outstanding                        Options Exercisable
                             -------------------                        -------------------
                                                                Weighted                      Weighted
                                            Weighted Average    Average                       Average
          Exercise         Number        Remaining Contractual  Exercise       Number         Exercise
           Prices        Outstanding         Life (Years)        Price       Exercisable       Price
           ------        -----------         ------------        -----       -----------       -----
       $ 0.25 - $ 0.50      250,000               4.85           $ 0.28         250,000        $ 0.28
       $ 0.50 - $ 1.00    1,000,000               4.70             0.75       1,000,000          0.75
       $ 1.00 - $ 2.00    1,000,000               4.70             1.75       1,000,000          1.75
       ---------------    ---------               ----           ------       ---------        ------
                          2,250,000               4.72           $ 1.14       2,250,000        $ 1.14
                          =========               ====           ======       =========        ======

Transactions involving options issued to non-employees are summarized as follows:

                                                                       Weighted
                                                                        Average
                                                        Number of      Price Per
                                                         Shares          Share
                                                        ----------    ----------
Outstanding at October 30, 2002                                --            --
      Granted                                                  --            --
      Exercised                                                --            --
      Canceled or expired                                      --            --
                                                        ----------    ----------
Outstanding at September 30, 2003                              --            --
      Granted                                           2,250,000          1.14
      Canceled or expired                                      --            --
                                                        ----------    ----------
      Exercised                                                --            --
Outstanding at September 30, 2004                       2,250,000     $    1.14
                                                        ==========    ==========

Warrants issued to non-employees resulted in a charge of $ 21,375 to interest expense and 495,000 to deferred equity issuance costs. These charges were computated using a Black-Scholes financial model using a volatility of 140.73% using the federal reverse funds guidelines that range from 1.03 to 1.43%.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

NOTE J - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                       2004            2003
                                                   -------------    ------------
Net loss available for common shareholders         $  3,316,635     $ 1,178,447
                                                   =============    ============
Basic and fully diluted loss per share             $       0.15     $      0.08
                                                   =============    ============
Weighted average common shares outstanding           22,313,409      15,416,539
                                                   =============    ============

NOTE K - RELATED PARTY NOTES PAYABLE

The Company's officers and entities controlled by the Company's officers have advanced the Company funds during September 30, 2004 and 2003 for working capital purposes. The net amount of advances due the related parties at September 30, 2004 and 2003 was $9,160 and $72,365, respectively (see Note G).

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

At September 30, 2004, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $ 4,500,000, expiring in the year 2024, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company , it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

Components of deferred tax assets as of September 30, 2004 are as follows:

                  Non Current:
                  Net operating loss carryforward                  $  1,710,000
                  Valuation allowance                                (1,710,000)
                                                                   -------------
                  Net deferred tax asset                           $         --
                                                                   =============

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

Letters of credit
-----------------

The Company is obligated under various letters of credit in connection with the issuance of bonds guarantying specific performance under certain remediation contracts. The letters of credit, which aggregate approximately $490,000 are secured by Company assets (see Note D) and third party collateral.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments
-----------------

The Company leases office space in South Carolina and Colorado on a month to month basis. The Company also shares administrative offices with U.S. Microbics, Inc. in Carlsbad, California.

Rental expense for the year ended September 30, 2004 and 2003 charged to operations was $27,490 and $30,557, respectively.

NOTE N - GOING CONCERN

The accompanying consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended September 30, 2004 and 2003, the Company incurred losses from operations of $3,149,035 and $1,117,955, respectively. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                                       III
                                       ---

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

The decision to change its certifying accountant was approved by the Company's Board of Directors. During the nine months ended September 30, 2002 and the year ended December 31, 2001, and the period January 1, 1987 (date of inception) through September 30, 2002, and the subsequent interim period through May 6, 2003 the Company has not had any disagreements with H J Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTITY

The following table identifies our current executive officers and directors and their respective offices held:

NAME                    AGE       POSITION
----                    ---       --------

Bruce Beattie           50        President, Chief Executive Officer and Chairman of the Board

Behzad Mirzayi          49        Chief Operating Officer, Vice President, and Director

Conrad Nagel            63        Chief Financial Officer and Director

Robert C. Brehm         56        Director and President and CEO of parent U.S. Microbics, Inc.

Bill Hopkins            70        Director


BUSINESS EXPERIENCE

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

BEHZAD MIRZAYI, P.E. has served as COO, Executive Vice President, Chief Engineer and Director for the Company since December 16, 2002. Mr. Mirzayi has over 25 years experience in diversified areas of engineering, construction, and management. He has extensive experience managing office and field staffs and professionals involved in multi-discipline design and construction projects and management of profit and loss centers. He has a diverse background in all types of management, civil, environmental, geotechnical and structural engineering, construction management, technical supervision analysis and design, and construction oversight, cost and time management, risk evaluation, cost estimation and client and regulatory interface for mining, industrial, oil and gas facilities. Previously, Mr. Mirzayi was Vice President and COO of Sub Surface Waste Management, Inc. a subsidiary of U.S. Microbics, Inc since September 25, 2000. Prior to that date he was Chief Operating Officer for Environmental Reclamation, Inc. since September 2, 1998.

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

Audit Committee
---------------

We do not currently have a separately designated Audit Committee. Our entire Board of Directors functions as the Company's Audit Committee. No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management, which is comprised of four people. We rely on the assistance of others, such as our accountant, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

Directorships
-------------

         The following Directors of the Company are Directors in its parent company U.S. Microbics, Inc., Conrad Nagel and Robert C. Brehm. The following Directors of the Company are also shareholders in its parent Company: Bruce Beattie, Behzad Mirzayi, Conrad Nagel and Robert C. Brehm.

Significant Employees
---------------------

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

Family Relationships
--------------------

         There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Certain Legal Proceedings
----------------------------------------

         To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

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

Code of Ethics
--------------

We have adopted a code of business conduct and ethics (Exhibit 10.12) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. [Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.].

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                                               SUMMARY COMPENSATION TABLE
                                                 LONG-TERM COMPENSATION

                                        ANNUAL COMPENSATION                                           AWARDS
                                        -------------------                                           ------
                                                                        SECURITIES
NAME AND PRINCIPAL                                 RESTRICTED STOCK     UNDERLYING        OTHER ANNUAL      ALL OTHER
POSITION              FISCAL YEAR   SALARY ($)        AWARDS ($)     OPTIONS/SARS (#)     COMPENSATION    COMPENSATION
--------              -----------   ----------        ----------     ----------------     ------------    ------------
Bruce Beattie,           2004         178,843            ----              ----               ----            ----
President, Director      2003         143,643            ----              ----               ----            ----
                         2002         130,300            ----              ----               ----            ----

Behzad Mirzayi,          2004         178,793            ----              ----               ----            ----
COO, Director            2003         143,300            ----              ----               ----            ----
                         2002         130,000            ----              ----               ----            ----

Conrad Nagel             2004
CFO, Director            2003            ----            ----              ----               ----            ----
                         2002            ----            ----              ----               ----            ----

STOCK OPTION GRANTS
-------------------

The grants of stock options to the Named Executive Officers during the fiscal year ended September 30, 2004 are as follows:

                                                                                           ESTIMATED
                                                                                             OPTION
                                                                                            VALUE AT
                            DATE        DATE       EXPIRATION      OPTIONS      GRANT         DATE
                           GRANTED     VESTED        DATE        GRANTED (1)    PRICE      GRANTED (2)
                           -------     ------        ----        -----------    -----      -----------
   Bruce S. Beattie       08-10-04    06-30-05      06-30-10       50,000       $1.375     $     1.25
   Behzad Mirzayi         08-10-04    06-30-05      06-30-10       50,000       $1.375     $     1.25
   Conrad Nagel           08-10-04    06-30-05      06-30-10       80,000       $1.375     $     1.25


(1) Options Granted were for Series A Preferred stock which one year after issue can be converted into 5 shares of common stock for each share of Preferred stock held.

(2) Option value based on closing price of one share of common stock on August 10, 2004 multiplied by 5, the conversion ratio of one share of Series A Preferred Stock into common stock.

OPTION EXERCISES IN FISCAL YEAR 2004
------------------------------------

Set forth below is information with respect to exercises of stock options by the Named Executive Officers during fiscal year 2003 and the fiscal year-end value of all unexercised stock options held by such persons.

                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                   NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED,
                                                                  OPTIONS HELD AT FISCAL           IN-THE-MONEY OPTIONS AT
                                                                     YEAR-END 09/30/04               FISCAL YEAR-END ($)
                                                                     -----------------               -------------------
                                         SHARES
                                       ACQUIRED ON       VALUE
                                         EXERCISE     REALIZED ($)                                        (1)            (1)
        NAME                               (#)            (1)       EXERCISABLE     UN-EXERCISABLE    EXERCISABLE   UN-EXERCISABLE
------------------------------------  --------------  ------------  ------------    --------------    -----------   --------------
BRUCE S. BEATTIE, Director,
President and CEO:
   Preferred Series A Stock (1)           56,000      $  89,600           ----            64,000             ----   $      46,150

BEHZAD MIRZAYI Director,
Vice-President and COO:
   Preferred Series A Stock (1)             none           none         56,000            64,000      $    89,600   $      46,150

CONRAD NAGEL, CFO and Director:
   Preferred Series A Stock (1)           32,000      $  51,200           ----            88,000             ----   $      50,800

ROBERT C. BREHM, Director and
CEO of parent, U.S. Microbics, Inc.:
   Preferred Series A Stock (1)           80,000      $ 128,000           ----           120,000             ----   $      79,500

MERY C. ROBINSON, COO of
Affiliate U.S. Microbics, Inc.:
   Preferred Series A Stock (1)             none           none         32,000             8,000      $    51,200   $      12,800

(1)      Based on the closing price of $0.37 for the shares of Common Stock of the Company traded on the OTC Bulletin Board as of
         September 30, 2004.


COMPENSATION OF DIRECTORS
-------------------------

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
------------------------------------------------------------------------
ARRANGEMENTS
------------

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

         We are not aware of any arrangements which may result in a change in control of the company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT [TOOK THIS FROM REG STATEMENT. PLEASE UPDATE]

         The following table sets forth certain information regarding beneficial ownership of the common stock as of December 10, 2004, by (i) each person who is known by the company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the company as a group.

         The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is 6451-C, El Camino Real, Carlsbad, CA 92009.

                                                                                 CLASS OF STOCK
                                                             --------------------------------------------------------
                                                                                             COMMON STOCK OF U.S.
                                                              COMMON STOCK OF COMPANY       MICROBICS, INC. (PARENT)
                                                             -------------------------    ---------------------------
                           NAME                                    AMOUNT         %              AMOUNT            %
---------------------------------------------------------------------------------------------------------------------
DIRECTORS AND OFFICERS:
-----------------------

Bruce S. Beattie, PRESIDENT, CHIEF EXECUTIVE OFFICER AND        465,000 (1)      1.55            250,000           *
CHAIRMAN OF THE BOARD

Behzad Mirzayi, CHIEF OPERATING OFFICER, VICE-PRESIDENT         465,000 (2)      1.55            500,000           *
AND DIRECTOR

Conrad Nagel, CHIEF FINANCIAL OFFICER AND DIRECTOR              320,000 (3)      1.07            897,833           *

Robert C. Brehm, DIRECTOR, SECRETARY AND CEO OF AFFILIATE     1,452,800 (4)      4.81          8,237,124        5.28
 U.S. MICROBICS, INC.

Bill Hopkins, DIRECTOR                                           17,500 (5)         *               None         N/A

All Officers and Directors as a group (5 persons)             2,720,300          8.48         18,507,309       11.87

AFFILIATES AND OTHER 5% SHAREHOLDERS OF ANY CLASS OF STOCK:
-----------------------------------------------------------

Mery C. Robinson, COO AND DIRECTOR OF U.S. MICROBICS, INC.      310,000 (6)      1.03          7,550,172        4.84

USM Capital Group, Inc., AFFILIATE                            9,627,775 (7)     30.72               None         N/A

U.S. Microbics, Inc. (Parent)                                33,605,550 (8)     59.88                N/A         N/A

Mark Holmstedt, DIRECTOR OF U.S. MICROBICS, INC.                 45,000 (9)         *          1,649,950        1.05

Darwin Ting and Kuei Mei Ting TRS FBO Ting Family Trust       1,337,500 (10)     4.49          5,820,000        3.73
UA 03-04-02

Fusion Capital Fund II, LLC (11)                              4,100,000 (12)     9.9 (12)           None         N/A

------------------------------------

(1) Includes 56,000 shares of Series A Preferred stock convertible into 280,000 shares of common stock.
(2) Includes Series A Preferred stock options convertible into 280,000 shares of common stock.
(3) Includes 32,000 shares of Series A Preferred stock convertible into 160,000 shares of common stock.
(4) Includes 80,000 shares of Series A Preferred stock convertible into 400,000 shares of common stock.
(5) Includes Series A Preferred stock options convertible into 12,500 shares of common stock.
(6) Includes Series A Preferred stock options convertible into 160,000 shares of common stock.
(7) Includes Series A Preferred shares convertible into 1,527,775 shares of common stock. U.S Microbics, Inc., our parent company, exercises voting and investment power over the shares held by USM Capital Group, Inc.
(8) Includes 5,261,110 shares of Series A Preferred stock convertible into 26,305,550 shares of common stock.
(9)      Includes 20,000 common stock options. Address: 154 Via Copia, Alamo, CA
         94507.
(10)     Address: 2142 Liane Lane, Santa Ana, CA 92705
(11) Steven G. Martin and Joshua B. Scheinfeld, the principals of Fusion Capital, are deemed to be beneficial owners of all of the shares of common stock owned by Fusion Capital. Messrs. Martin and Scheinfeld have shared voting and investment power over the shares being offered under this prospectus. Address: 222 Merchandise Mart Plaza, Suite 9-112, Chicago, IL 60654.

(12) Includes 1,050,000 shares of our common stock and up to 2,250,000 shares of common stock underlying warrants acquired by Fusion Capital and up to 1,500,000 shares underlying a convertible promissory note held by Fusion Capital. Fusion Capital may not exercise the warrant or convert the note to the extent such exercise or conversion would cause the aggregate number of shares of Common Stock beneficially owned by Fusion Capital to exceed 9.9% of the outstanding shares of the Common Stock following such exercise or conversion. Fusion Capital may acquire up to an additional $6,000,000 in common shares under the common stock purchase agreement. Fusion Capital may not purchase shares of our common stock under the common stock purchase agreement if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our common stock outstanding at the time of the purchase by Fusion Capital. However, even though Fusion Capital may not receive additional shares of our common stock in the event that the 9.9% limitation is ever reached, Fusion Capital is still obligated to pay to us $12,500 on each trading day, unless the common stock purchase agreement is suspended, an event of default occurs or the agreement is terminated. Under these circumstances, Fusion Capital would have the right to acquire additional shares in the future should its ownership subsequently become less than the 9.9%. Fusion Capital has the right at any time to sell any shares purchased under the common stock purchase agreement which would allow it to avoid the 9.9% limitation. Therefore, we do not believe that Fusion Capital will ever reach the 9.9% limitation.

---------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         U.S. Microbics, Inc., is our parent company. U.S. Microbics, Inc. directly owns 33,605,550 shares of our common stock, including 26,305,550 shares of common stock issuable upon conversion of Series A Preferred stock. U.S. Microbics, Inc. also owns 80% of USM Capital Group, Inc., which owns 6,627,775 shares of common stock, including 1,527,775 shares of common stock issuable upon conversion of Series A Preferred stock.

         During the year ended September 30, 2002, the company issued 5,000,000 shares of Series A Convertible Preferred Stock to U.S. Microbics, Inc., its parent, in exchange for previously incurred debt of $5,700,220. During the year ended September 30, 2002, the company issued 6,500,000 shares of its common stock to its parent in exchange for services provided the company valued at $0.001 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

         Robert C. Brehm, a director, advanced the company $90,000, pursuant to a promissory note, dated January 6, 2003, at an annual interest rate of 11.9%. The company repaid Mr. Brehm in March 2004.

         On October 21, 2002, Gregory J. Chachas, our then sole officer and director, entered into an agreement to sell 2,100,000 of the 2,573,800 shares of our common stock he owned to USM Capital Group, Inc. In continued efforts to locate an acquisition or merger candidate, we also entered into a consulting agreement with Sol Tech Corporation whereby we issued 800,000 shares of our restricted common stock at the price of $0.05 per share. The result was that we became a 56.3 percent owned subsidiary of U.S. Microbics, Inc., the corporate parent of both USM Capital Group, Inc. and Sol Tech Corporation. Messrs. Brehm and Nagel, two of our directors, are officers, and controlling stockholders of U.S. Microbics. Mr. Brehm is also a director of U.S. Microbics.

         There have been no other material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any stockholder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

         However, certain of our former directors and executive officers has received restricted shares of our common stock in consideration of services rendered and cash contributed to us. Gregory J. Chachas, a former officer and director, received an aggregate of 2,070,000 (adjusted for 10 to 1 reverse stock split) restricted shares of our common stock in consideration of services rendered and for cash paid to us.

         On October 24, 2002, Gregory J. Chachas, our then president, resigned as an officer and director. Robert C. Brehm was appointed as his successor.

         On December 13, 2002, we and the stockholders (the "SSWM Stockholders") of Sub Surface Waste Management, Inc., a Nevada corporation ("SSWM"), and the holders of options (the "SSWM Option Holders") to purchase the Series A Preferred Stock of SSWM, par value $0.001 per share (the "SSWM Preferred Stock Options"), executed that certain Capital Stock Exchange Agreement (the "Agreement"). Upon the terms and conditions set forth in the Agreement, the SSWM Stockholders exchanged, sold, and transferred to us, and we accepted from the SSWM Stockholders 10,744,000 shares of the SSWM Common Stock, and 5,360,000 shares of the SSWM Preferred Stock owned by the SSWM Stockholders (collectively, the "SSWM Stock"). In full consideration therefor, we delivered to the SSWM Stockholders, in exchange for the SSWM Stock, 10,744,000 shares of our common stock, and 5,360,000 shares of the our preferred stock.

         In addition, upon the terms and conditions set forth in the Agreement, the SSWM Option Holders exchanged, sold, and transferred to us, and we accepted from the SSWM Option Holders the SSWM Preferred Stock Options. In consideration therefore, we delivered to the SSWM Option Holders, in exchange for the SSWM Preferred Stock Options, at the Closing Preferred Stock Options of the Registrant. The Agreement closed on December 23, 2002.

On December 16, 2002, Robert C. Brehm resigned as our president. On that same date Bruce S. Beattie was elected as our president and chief executive officer.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits.

3.1      Amended and Restated Certificate of Incorporation. (1)

3.2      Bylaws. (2)

5.1      Opinion on Legality.(6)

10.1 Capital Stock Exchange and Agreement between the Registrant and the Series A Preferred Stock stockholders and option holders of Sub surface Waste Management, Inc., a Nevada Corporation.(1)

10.2     Consulting Agreement with Sol Tech Inc., dated as of October 21, 2002.
         (4)

10.3 Common Stock Purchase Agreement between Registrant and Fusion Capital Fund II, LLC, dated as of June 10, 2004.(3)

10.4 Amendment dated as August 4, 2004, to the Common Stock Purchase Agreement between Registrant and Fusion Capital Fund II, LLC. (4)

10.5 Amended Registration Rights Agreement between Registrant and Fusion Capital Fund II, LLC, dated as of August 4, 2004. (4)

10.6 Form of Common Stock Purchase Warrant issued to Fusion Capital Fund II, LLC, in connection with Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. (3)

10.7 Bridge Loan Agreement between Registrant and Fusion Capital Fund II, LLC, dated as of August 4, 2004. (4)

10.8 Promissory Note dated as of August 4, 2004, issued to Fusion Capital Fund II, LLC, in connection with Loan Agreement. (4)

10.9 Form of Common Stock Purchase Warrant issued to Fusion Capital Fund II, LLC, in connection with Loan Agreement with Fusion Capital Fund II, LLC. (4)

10.10 Employment agreement with Bruce S. Beattie, dated as of December 23, 2002.(5)

10.11    Employment agreement with Behzad Mirzayi, dated as of December 23,
         2002. (5)

14.1    Code of Business Conduct and Ethics

23.1     Consent of Independent Auditor.

31.1 Certification of Chief Executive Officer/President Pursuant to Rule 13a-14(a) and 15d-14(a).

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------
(1) Previously filed as an exhibit to our report on form 8-K filed with the SEC on December 30, 2002, and incorporated herein by this reference.
(2) Previously filed as an exhibit to our report on form 8-K filed with the SEC on May 4, 2001, and incorporated herein by this reference.
(3) Previously filed as an exhibit to our report on form 8-K filed with the SEC on June 15, 2004, and incorporated herein by this reference.
(4) Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on August 6, 2004, and incorporated herein by this reference.
(5) Previously filed as an exhibit to our amendment no.1 to the registration statement on form SB-2 filed with the SEC on September 30, 2004, and incorporated herein by this reference.
(6) Previously filed as an exhibit to our amendment no. 2 to the registration statement on form SB-2 filed with the SEC on October 26, 2004, and incorporated herein by this reference.

         (b) Reports on Form 8-K. We did not file any Current Reports on Form 8-K during the last quarter of the period covered by this annual report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2004 and September 30, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered.

                                       September 30, 2004     September 30, 2003
                                       ------------------     ------------------

(i)        Audit Fees                  $         115,175             $   25,000
(ii)       Audit Related Fees                     41,875                 18,000
(iii)      Tax Fees                                   --                 10,000
(iv)       All Other Fees                             --                     --
                                       ------------------     ------------------
       Total fees                      $                      $          53,000
                                       ==================     ==================

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

         TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

         ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

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

                                   Sub Surface Waste Management of Delaware Inc. (a Delaware Corporation)

Dated: January 17, 2005            /S/ Bruce S. Beattie
                                   ---------------------------------------------
                                   By: Bruce S, Beattie
                                   Its: President and Chief Executive Officer

Dated: January 17, 2005            /S/ Conrad Nagel
                                   ---------------------------------------------
                                   By: Conrad Nagel
                                   Its: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                         Position                                   Date
          ----                         --------                                   ----

/S/ Bruce S. Beattie         Chief Executive Officer and Director             January 17, 2005
--------------------
Bruce S. Beattie

/S/ Behzad Mirzayi           Chief Operating Officer and Director             January 17, 2005
--------------------
Behzad Mirzayi

/S/ Conrad Nagel             Chief Financial Officer and Director             January 17, 2005
--------------------
Conrad Nagel

/S/ Robert C. Brehm          Director                                         January 17, 2005
--------------------
Robert C. Brehm

/S/ Bill Hopkins             Director                                         January 17, 2005
--------------------
Bill Hopkins

                                              40