Form 10KSB/A
period 2004-09-30
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2005-01-20
CIK 789887

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB/A

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

                                       September 30, 2004     September 30, 2003
                                       ------------------     ------------------

(i)        Audit Fees                  $         115,175      $          25,000
(ii)       Audit Related Fees                     41,875                 18,000
(iii)      Tax Fees                                   --                 10,000
(iv)       All Other Fees                             --                     --
                                       ------------------     ------------------
       Total fees                      $         157,050      $          53,000
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