Form 10QSB
period 2004-12-31
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2005-03-07
CIK 789887

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

      For the quarter ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from to Commission File No.: 01-4213

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
                 (Name of small business issuer in its charter)

            Delaware                                      51-0401125
            --------                                      ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                              6451-C El Camino Real
                           Carlsbad, California 92009
                                 (760) 918-1860

       Securities registered under Section 12(b) of the Exchange Act: None

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

                   Common Stock, $0.001 par value per share -
               39,884,216 shares outstanding as of March 4, 2005.

   Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

================================================================================


PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                             SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
                                         CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                          AS OF              AS OF
                                                                                       DECEMBER 31,      SEPTEMBER 30,
                                                                                           2004              2004
                                                                                        (UNAUDITED)        (AUDITED)
                                                                                       -------------     -------------
ASSETS
CURRENT ASSETS:
            Cash and cash equivalents                                                  $     29,004      $        612
            Restricted cash                                                                 122,600           122,442
            Accounts receivable, net                                                         18,478            25,501
            Due from affiliates                                                             631,774           418,319
            Prepaid expenses and other assets                                                48,795               369
            Costs and estimated profit in excess of billings                                253,408           217,717
                                                                                       -------------     -------------
               Total current assets                                                       1,104,059           784,960

PROPERTY AND EQUIPMENT, NET
            Office furniture and equipment                                                   26,180            26,180
            Manufacturing equipment                                                           5,147             5,147
            Vehicle                                                                           8,851             8,851
                                                                                       -------------     -------------
                                                                                             40,178            40,178
Less: Accumulated Depreciation                                                              (13,488)          (11,505)
                                                                                       -------------     -------------
                                                                                             26,690            28,673

OTHER ASSETS                                                                                 87,919             2,919
                                                                                       -------------     -------------
                    TOTAL ASSETS                                                       $  1,218,668      $    816,552
                                                                                       =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
            Accounts payable and accrued liabilities, net                              $    358,466      $    316,102
            Due to affiliates, net                                                          118,869           102,597
            Notes payable - current portion                                                 481,243           341,368
                                                                                       -------------     -------------
               Total current liabilities                                                    958,578           760,067


STOCKHOLDERS' EQUITY:
       Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
            Series A; 15,000,000 shares authorized; 5,734,665 issued and outstanding at December 31, 2004 and September 30, 2004;
               aggregate liquidation preference of $57,346,650                                5,735             5,735
            Series B; 5,000,000 shares authorized; 150,000 issued and outstanding at December 31. 2004 and September 30, 2004; liquidation
               preference of $1,500,000                                                         150               150
       Common stock; $.001 par value; 300,000,000 shares authorized;
            38,684,216 and 35,860,574 shares issued and outstanding at
            December 31, 2004 and September 30, 2004 respectively                            38,685            35,861
       Additional paid-in capital                                                        11,724,629        11,096,865
       Accumulated deficit                                                              (10,536,339)      (10,114,356)
       Deferred equity issuance costs                                                      (783,500)         (783,500)
       Stock subscription receivable                                                         (5,000)               --
       Deferred financing costs                                                            (184,270)         (184,270)
                                                                                       -------------     -------------
               Total stockholders' equity                                                   260,090            56,485
                                                                                       -------------     -------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  1,218,668      $    816,552
                                                                                       =============     =============


                                 See accompanying footnotes to the unaudited condensed
                                           consolidated financial statements

                                                          -2-

               SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                  For the Three
                                                              Months Ended Dec 31,
                                                       --------------------------------
                                                           2004                2003
                                                       -------------      -------------
Revenues                                               $     64,081       $     90,092

Cost of revenues                                             57,565             87,552
                                                       -------------      -------------

Gross profit                                                  6,516              2,540

Operating Expenses
     Selling, general and administrative expenses           387,551            340,816
     Depreciation                                             1,983              1,056
                                                       -------------      -------------


Loss from operations                                       (383,017)          (339,332)

Other income (expense):

Interest income                                                 158                189

Interest expense                                            (39,124)           (30,079)


Net loss                                               $   (421,983)      $   (369,222)
                                                       =============      =============

Net loss per common share (basic and diluted)          $      (0.01)      $      (0.02)

Weighted average common shares outstanding               36,749,025         18,295,784


                   See accompanying footnotes to the unaudited condensed
                             consolidated financial statements

                                           -3-

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended December 31, 2004 and 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                          2004          2003
                                                       -----------   -----------
Cash flows from operating activities:

Net cash used in operating activities                  $ (317,463)   $ (259,758)
                                                       -----------   -----------

                                                       -----------   -----------
Net cash used in investing activities                    (210,492)           --
                                                       -----------   -----------

                                                       -----------   -----------
Net cash (used in) provided by financing activities       556,347       239,552
                                                       -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  28,392       (20,206)

Cash and cash equivalents at the beginning of period          612        22,238

                                                       -----------   -----------
Cash and cash equivalents at the end of period         $   29,004    $    2,032
                                                       ===========   ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stocks issued in exchange for services          $   20,350    $   61,550
Common stocks issued in settlement of account
  payable and accrued expenses                         $   54,063    $       --
Common stocks issued in settlement of advances         $   15,000    $       --
Common stocks issued to employees for services         $   86,100    $       --
Common stocks issued for deposits                      $   10,000    $       --
Preferred stock issued in exchange of letter of
  Credit issued as collateral                          $       --    $  101,000
                                                       ===========   ===========

Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                  $       --    $       --
                                                       ===========   ===========
Taxes paid in cash                                     $       --    $       --
                                                       ===========   ===========


              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

As of December 31, 2004 U.S. Microbics, Inc., and subsidiaries ("Parent" or "Affiliates") control approximately 60% of the outstanding voting stock of the Company.

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

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 (UNAUDITED)


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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                       FOR THE THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                   ------------------------------------
                                                                         2004                2003
                                                                   ----------------    ----------------
Net loss - as reported                                             $      (421,983)    $      (369,222)
Add: Total stock based employee compensation expense as
     reported under intrinsic value method (APB. No. 25)                        --                  --
Deduct: Total stock based employee compensation expense
     as reported under fair value based method (SFAS No. 123)                   --                  --
Net loss - Pro Forma                                                      (421,983)           (369,222)
Net loss attributable to common stockholders - Pro forma                  (421,983)           (369,222)
Basic (and assuming dilution) loss per share - as reported                   (0.01)              (0.02)
Basic (and assuming dilution) loss per share - Pro forma                     (0.01)              (0.02)


          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements
-----------------------------

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt Statement 123(R) on October 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt Statement 123(R) on October 1, 2005; however, management is still evaluating which method to adopt.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

In November 2004, the FASB issued FAS 151, "Inventory Costs * an amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 amend the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this new standard to have a material effect on its consolidated financial position or results of operations

NOTE B - DEPOSITS

During the quarter ended December 31, 2004, the Company advanced WaterChef, Inc., $85,000 as a deposit on the purchase of 4 water machines valued at $200,000. Of the $85,000 deposit, $10,000 was paid directly to WaterChef, Inc., by an investor who was subsequently issued approximately 83,330 shares of restricted common stock valued at $0.12 per share. The remaining $75,000 of the deposit was paid in cash. The water machines are planned to be leased to third world countries to provide a source of clean drinking water.

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 (UNAUDITED)


NOTE C - NOTES PAYABLE

In December, 2004, Fusion Capital Fund II, LLC ("Fusion") made an advance to the Company of $100,000 on the $6,000,000 equity line. Simultaneously, the Company issued Fusion 64,655 shares of common stock as a partial repayment of the advance. The shares were valued at approximately $0.232 per share or a total value of $15,000. As of December, 31, 2004 the Company owes Fusion $85,000 regarding the equity line advance. The advance is non-interest bearing and can be repaid by further issuances of stock to Fusion under the equity line. As of March 7, 2005, the company would have to issue approximately 710,000 shares of common stock to repay the advance.

NOTE D - CAPITAL STOCK

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. The Company has also authorized 15,000,000 shares of Series A convertible preferred stock, with a par value of $.001 per share. The Company has also authorized 5,000,000 shares of Series B convertible preferred stock, with a par value of $.001 per share The preferred stock is convertible at the option of the holder into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year. As of December 31, 2004, the Company has issued and outstanding 38,684,216 shares of common stock and 5,884,665 shares of convertible preferred stock.

During the three months ended December 31, 2004, the Company issued 1,449,290 shares of restricted common stock in exchange for 315,315 net of costs.

During the three months ended December 31, 2004, the Company issued 41,666 shares of restricted common stock valued at $5,000. The Company reported a subscription receivable in regards to this transaction.

The company received a $100,000 advance on future stock sales from Fusion Capital on December 8, 2004. The company issued 64,655 shares of common stock associated with this advance. The transactions were valued at .232 per share. The remaining balance of the advance is $85,000 as of December 31, 2004.

During the three months ended December 31, 2004, the Company issued 83,334 shares of restricted common stock valued at $10,000. The Company reported a increase in deposits in regards to this transaction.


During the three months ended December 31, 2004, the Company issued 82,845 shares of its restricted common stock in exchange for services provided the Company valued at an average of $0.25 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. The total value of this transaction was $20,350.

During the three months ended December 31, 2004, the Company issued an aggregate of 654,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were $124,760 and were used for general operating expenses. The total cost of the Employee Stock Option Plan was $18,714.

During the three months ended December 31, 2004, the Company issued an aggregate of 201,852 shares of common stock to settle accounts payable and accrued expenses for a total of $54,063. These shares were valued at a weighted average of $0.27 per share.

During the three months ended December 31, 2004, the Company issued an aggregate of 246,000 shares of common stock to employees in exchange for a total of $86,100 of services rendered. These shares were valued at a weighted average of $0.35 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

                                     PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003.

The Company had revenues of $64,081 during the three months ended December 31, 2004, as compared to $90,092 of revenues for the same period in 2003. Revenues for the three months ended December 31, 2004 consisted primarily of bio-remediation of hydro-carbons in contaminated soil for the state of South Carolina. Gross profit for the quarter ended December 31, 2004 was $6,517 or 10% of sales compared to $2,540 or 2.8% of sales for the corresponding period in 2003. The decrease in revenues is due primarily to the not obtaining new remediation contracts in the state of South Carolina because the Company cannot meet the performance bond requirements and the nearing of completion of existing contracts in the State.

Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal year 2005 totaled $387,551 compared to $340,816 for the same period in fiscal year 2004. The increase in SG&A expenses of $46,735 was due primarily increased legal fees.

The Company incurred a net loss of $421,983 and had negative cash flows from operations of $317,463 for the three months ended December 31, 2004 compared to a net loss of $369,222 and negative cash flows from operations of $259,758 for the three months ended December 31, 2003. Basic and diluted net loss per share was $(0.01) for the three months ended December 31, 2004 and $(0.02) for the three months ended December 31, 2003. The decrease in loss per share was primarily due to the increase in weighted average shares outstanding for the three months ending December 31, 2004 compared to the corresponding three months ended December 31, 2003.

For the three months ended December 31, 2004 the Company generated only limited revenues of $64,081. During this same period, the company incurred a net loss of $421,983 and had negative cash flow from operations of $317,463. As of December 31, 2004, the Company has an accumulated deficit of $10,536,339. The Company incurred net losses of $3,316,635 for year ended September 30, 2004, and 1,178,447 for the year ended September 30, 2003.

The Company is not expecting to substantially increase revenues during the first quarter of 2005. Based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations.


LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $ 29,004 as of December 31, 2004. During the three months ended December 31, 2004, the Company raised $315,315 net of placement fees of $0 from issuance of 1,449,290 shares of restricted common stock. The company received a $100,000 advance on future stock sales from Fusion Capital on December 8, 2004. The company issued 64,655 shares of common stock associated with this advance. The transactions were valued at .232 per share. The remaining balance of the advance is $85,000 as of December 31, 2004.

As of December 31, 2004, the Company has working capital of $145,481 compared to a negative working capital of $589,686 as of December 31, 2003. Current assets as of December 31, 2004 of $1,104,059, include $631,774 due from affiliates compared to current assets of $577,459 included $10,932 due from affiliates for the period ended December 31, 2003.

To date, the Company has financed its operations principally through private placements of equity securities and debt. The Company believes that it will raise sufficient cash to continue its operations through September 30, 2005, and anticipates that cash generated from anticipated private placements and projected revenues during the next quarter of fiscal 2005 will enable it to fulfill cash needs for 2005 operations.

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

The independent auditors report on our September 30, 2004 financial statements included in the Form 10-KSB states that our difficulty in generating sufficient cash flow to meet its obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

Equity Financing
----------------

The Company has obtained financing in the form of equity in order to provide the necessary working capital. On June 10, 2004, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC ("Fusion") a Chicago-based institutional investor. Under terms of the agreement, Fusion has agreed to purchase from the company up to $6.0 million of our common stock over a 24-month period. Since the Securities & Exchange Commission declared effective a registration statement covering the securities issued or issuable to Fusion on November 9, 2004, each month the company has the right to sell to Fusion up to $250,000 of its common stock at a purchase price based upon the market price of the company's common stock on the date of each sale without any fixed discount to the market price. The company's may also require Fusion to purchase lesser or greater amounts of its common stock each month up to $6.0 million in the aggregate. The company has the right to control the timing and the amount of stock sold to Fusion Capital. The company has the right to terminate the agreement at any time without any additional cost. The company also has the right, at its election to enter into a new agreement with Fusion Capital under which Fusion would be required to purchase up to an additional $6.0 million of the company's common stock on the same terms and conditions as the original agreement.

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

The company's operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including: (i) the rate at which microbial products are shipped and generate profits; (ii) the necessary level of sales and marketing activities for environmental projects; and (iii) the level of effort needed to develop additional distribution channels to the point of commercial viability.

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

Promissory Note
---------------

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

>From and after the maturity date or after the occurrence of an event of default under the Note, the interest rate shall be increased to fifteen percent (15%) and shall be calculated in accordance with the terms of the Note. At any time after the maturity date, the company shall redeem Note for cash equal to 125% of the outstanding principal plus accrued interest.

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

The Company's operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including: (i) the rate at which microbial products are shipped and generate profits; (ii) the necessary level of sales and marketing activities for environmental projects; and (iii) the level of effort needed to develop additional distribution channels to the point of commercial viability.

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

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Off-Balance Sheet Arrangements
------------------------------

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.


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

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c) Recent Sales of Unregistered Securities:

         In October, 2004, the Company sold 550,000 shares of common restricted stock to accredited investors. Of these shares 50,000 were sold for $0.20 per share, and 500,000 were sold for $0.21 per share.

         In October 2004, the company issued 5,000 shares of restricted common stock for consulting services. This transaction was valued at $0.37 per share.

         In November 2004, the Company sold 855,000 shares of common restricted stock to accredited investors. Of these shares 163,000 were sold for $0.2454 per share, and 692,000 were sold for $0.2312 per share.

         In November 2004, the company issued 52,500 shares of restricted common stock for consulting services. Of these shares 27,500 were sold for $0.20 per share, and 25,000 were sold for $0.30 per share.

         In December 2004, the company issued 25,345 shares of restricted common stock for consulting services. This transaction was valued at $0.217 per share.

         In December 2004, the Company sold 85,956 shares of common restricted stock to an accredited investor for $0.12 per share.

         In December 2004, the Company issued 83,334 shares of common restricted stock as a deposit for water machines $0.12 per share.

         The proceeds for the sale of restricted common stock were used for operating, selling and administrative expenses and for repayment of advances from the parent company, U.S. Microbics, Inc.

         (c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                                                ISSUER PURCHASES OF EQUITY SECURITIES

                    (a)                (b)                       (c)                                         (d)
              Total Number of      Average Price    Total Number of Shares (or Units)       Maximum Number (or Approximate Dollar
             Shares (or Units)    Paid per Share     Purchased as Part of Publicly       Value) of Shares (or Units) that May Yet Be
Period          Purchased)          (or Unit)        Announced Plans or Programs (1)      Purchased Under the Plans or Programs (1)
------          ----------          ---------        -------------------------------      -----------------------------------------
10/01/04-            0                 $ 0                        0                                           0
10/31/04

11/01/04-            0                 $ 0                        0                                           0
11/30/04

12/01/04-            0                 $ 0                        0                                           0
12/31/04

----------------
 (1) We have not entered into any plans or programs under which we may repurchase its common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION .


ITEM 6.  EXHIBITS

         6(a) Exhibits filed with this Form 10-QSB

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

                                  SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC.

Date: March 7, 2005               By:    /s/ Bruce S. Beattie
                                     ------------------------------------------
                                         Bruce S. Beattie, President and
                                         Chief Executive Officer

                                  By:    /s/ Conrad Nagel
                                     ------------------------------------------
                                         Conrad Nagel, Chief Financial Officer