Form 10QSB
period 2005-03-31
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2005-05-13
CIK 789887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             -----------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended March 31, 2005

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

          Common Stock, $0.001 par value per share - 42,564,981 shares outstanding as of 04-30-05.

   Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

================================================================================

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                       SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                            CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                                  AS OF           AS OF
                                                                                                MARCH 31,     SEPTEMBER 30,
                                                                                                  2005            2004
                                                                                               (UNAUDITED)      (AUDITED)
                                                                                              ------------    ------------
CURRENT ASSETS:
          Cash and cash equivalents                                                           $      3,836    $        612
          Restricted cash                                                                          122,600         122,442
          Accounts receivable, net                                                                 120,827          25,501
          Due from affiliates                                                                      553,445         418,319
          Prepaid expenses and other assets                                                         73,806             369
          Costs and estimated profit in excess of billings                                         275,138         217,717
                                                                                              ------------    ------------
             Total current assets                                                                1,149,652         784,960

PROPERTY AND EQUIPMENT, NET
          Furniture and Equipment                                                                   26,180          26,180
          Manufacturing equipment                                                                   49,247           5,147
          Vehicle                                                                                    8,851           8,851
                                                                                              ------------    ------------
                                                                                                    84,278          40,178
          Less: Accumulated Depreciation                                                           (16,205)        (11,505)
                                                                                              ------------    ------------
                                                                                                    68,073          28,673

DEPOSITS                                                                                            90,419           2,919
                                                                                              ------------    ------------
             Total assets                                                                     $  1,308,144    $    816,552
                                                                                              ============    ============

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Accounts payable and accrued expenses, net                                          $    343,149    $    316,102
          Due to affiliates                                                                        112,749         102,597
          Notes payable - current position                                                         499,160         341,368
                                                                                              ------------    ------------
             Total current liabilities                                                             955,058         760,067
                                                                                              ------------    ------------

             Total liabilities                                                                     955,058         760,067

Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
          Series A; 15,000,000 shares authorized; 5,855,665 and 5,734,665 issued and outstanding as of March 31, 2005 and September 30, 2004 respectively
             aggregate liquidation preference of $58,556,650 and $57,346,650 respectively            5,856           5,735
          Series B; 5,000,000 shares authorized; 150,000 And 150,000 issued and outstanding as of  March 31, 2005 and September 30, 2004 respectively; aggregate
             liquidation preference of $1,500,000 and $1,500,000 respectively                          150             150

DEFICIT IN STOCKHOLDERS' DEFICIT:
     Common stock; $.001 par value; 300,000,000 shares authorized; 42,047,481
          And 35,860,574 issued and outstanding as of
          March 31, 2005 and September 30, 2004  respectively                                       42,048          35,861
     Additional paid-in capital                                                                 12,071,204      11,096,865
     Accumulated deficit                                                                       (10,795,802)    (10,114,356)
     Deferred equity issuance costs                                                               (783,500)       (783,500)
     Stock Subscription Receivable                                                                  (2,600)
     Deferred financing costs                                                                     (184,270)       (184,270)
                                                                                              ------------    ------------
          Total deficit in stockholders' equity                                                    353,086          56,485
                                                                                              ------------    ------------
          Total liabilities and stockholders' deficit                                         $  1,308,144    $    816,552
                                                                                              ============    ============


                 See accompanying footnotes to the unaudited consolidated condensed financial statements.

                                        SUB SURFACE WASTE MANAGEMENT OF
                                                DELAWARE, INC.
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                         For the Six                    For the Three
                                                    Months Ended March 31,          Months Ended March 31 ,
                                                 ----------------------------    ----------------------------
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
Revenues                                         $    312,462    $    165,493    $    248,381    $     75,401

Cost of revenues                                      173,871         162,592         116,306          75,040
                                                 ------------    ------------    ------------    ------------

Gross profit                                    138,591           2,901         132,075             361

Selling, general and administrative expenses          747,660         997,318         360,110         655,446
Depreciation                                            4,700                           2,717
                                                 ------------    ------------    ------------    ------------

Loss from operations                                 (613,769)       (994,417)       (230,752)       (655,085)

Other income (expense):                                     0               0               0               0

Interest Income                                           158              0                 0              0

Interest expense                                      (67,835)        (95,014)        (28,711)        (65,124)
                                                 ------------    ------------    ------------    ------------
                                                      (67,677)        (95,014)        (28,711)        (65,124)

                                                 ------------    ------------    ------------    ------------
Net loss before income taxes                         (681,446)     (1,089,431)       (259,463)       (720,209)

Income taxes (benefit)                                   0                 0              0                0
                                                 ------------    ------------    ------------    ------------


Net Loss                                         $   (681,446)   $ (1,089,431)   $   (259,463)   $   (720,209)
                                                 ============    ============    ============    ============

Net loss per common share (basic and
diluted)                                         $      (0.02)   $      (0.06)   $      (0.01)   $      (0.04)

Weighted average common shares outstanding         38,116,620      19,156,483      39,484,216      19,236,513


           See accompanying footnotes to the unaudited consolidated condensed financial statements.
COMPANY


             SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                           FOR THE SIX MONTHS ENDED
                                                                     MARCH
CASH FLOW FROM OPERATING ACTIVITIES                            2005           2004

                                                          ---------------------------
NET CASH (USED IN) OPERATING ACTIVITIES                    $  (691,624)     $  (563,772)
                                                          ===========================

                                                          ---------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (122,913)             0
                                                          ===========================

                                                          ---------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     817,761        543,045
                                                          ===========================

(DECREASE) INCREASE IN CASH                                     3,224        (20,727)
CASH AT BEGINNING OF PERIOD                                       612         22,238
                                                          ---------------------------
CASH AT END OF PERIOD                                       $    3,836      $      1,511
                                                          ===========================


Supplemental disclosures of non-cash
   Investing and financing activities:

Common stock issued in exchange for services                  $  75,025   $ 452,916
Common stock issued in settlement of accounts payable and
  Accrued expenses                                            $  54,063   $      --
Common stock issued in settlement of advances                 $  15,000   $      --
Common stock issued to employees for services                 $  86,100   $      --
Common stock issued for deposits                              $  10,000   $      --
Preferred stock issued in settlement of  accrued expenses     $  30,250   $      --
Stock subscription receivable                                 $   5,000   $      --

Cash paid for:
    Interest                                                  $      --   $      --
    Income taxes                                              $      --   $      --


See accompanying footnotes to the unaudited consolidated condensed financial statements.
COMPANY

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 2005 (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six months period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

As of March 31, 2005 U.S. Microbics, Inc., and subsidiaries ("Parent" or "Affiliates") control approximately 55% of the outstanding voting stock of the Company.

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

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 2005 (UNAUDITED)


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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                     For the Six Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2005          2004
                                                                    -----------    -----------
Net loss - as reported                                              $  (681,446)   $(1,089,431)
Add: Total stock based employee compensation expense as
     reported under intrinsic value method (APB. No. 25)                     --             --
Deduct: Total stock based employee compensation expense
     as reported under fair value based method (SFAS No. 123)                --             --
Net loss - Pro Forma                                                   (681,446)    (1,089,431)
Net loss attributable to common stockholders - Pro forma               (681,446)    (1,089,431)
Basic (and assuming dilution) loss per share - as reported                (0.02)         (0.06)
Basic (and assuming dilution) loss per share - Pro forma                  (0.02)         (0.06)

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

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 2005 (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In November 2004, the FASB issued FAS 151, "Inventory Costs * an amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 amend the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this new standard to have a material effect on its consolidated financial position or results of operations.

NOTE B - DEPOSITS

During the six months ended March 31, 2005, the Company advanced WaterChef, Inc., $87,500 as a deposit on the purchase of 4 water machines valued at $200,000. Of the $87,50 deposit, $10,000 was paid directly to WaterChef, Inc., by an investor who was subsequently issued approximately 83,330 shares of restricted common stock valued at $0.12 per share. The remaining $77,500 the deposit was paid in cash. The water machines are planned to be leased to third world countries to provide a source of clean drinking water.

NOTE C - NOTES PAYABLE

In December, 2004, Fusion Capital Fund II, LLC ("Fusion") made an advance to the Company of $100,000 on the $6,000,000 equity line. Simultaneously, the Company issued Fusion 64,655 shares of common stock as a partial repayment of the advance. The shares were valued at approximately $0.232 per share or a total value of $15,000. As of December, 31, 2004 the Company owes Fusion $85,000 regarding the equity line advance. The advance is non-interest bearing and can be repaid by further issuances of stock to Fusion under the equity line. As of May 2, 2005, the Company would have to issue approximately 1,410,000 shares of common stock to repay the advance.

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 2005 (UNAUDITED)

NOTE D - CAPITAL STOCK

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. The Company has also authorized 15,000,000 shares of Series A convertible preferred stock, with a par value of $.001 per share. The Company has also authorized 5,000,000 shares of Series B convertible preferred stock, with a par value of $.001 per share The preferred stock is convertible at the option of the holder into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year. As of March 31, 2005, the Company has issued and outstanding 42,047,481 shares of common stock and 5,855,665 shares of convertible preferred stock.

During the six months ended March 31, 2005 the Company issued an aggregate of 121,000 shares of Preferred Series A to employees to settle accrued expenses for a total of $30,250. These shares were valued at a weighted average of $0.25 per share.

During the six months ended March 31, 2005, the Company issued 1,449,290 shares of restricted common stock in exchange for 315,315 net of costs.

During the six months ended March 31, 2005, the Company issued 41,666 shares of restricted common stock valued at $5,000. The Company reported a subscription receivable in regards to this transaction. The Company received $2,400 on January 18, 2005 and currently has a stock subscription receivable for $2,600.

The Company received a $100,000 advance on future stock sales from Fusion Capital on December 8, 2004. The Company issued 64,655 shares of common stock associated with this advance. The transactions were valued at .232 per share. The remaining balance of the advance is $85,000 as of March 31, 2005.

During the six months ended March 31, 2005, the Company issued 83,334 shares of restricted common stock valued at $10,000 in connection with Company increasing an existing deposit issued in regards to this transaction.

During the six months ended March 31, 2005, the Company issued 246,110 shares of its restricted common stock in exchange for services provided the Company valued at an average of $0.16 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. The total value of this transaction was $39,025 and was charged to operations.

During the six months ended March 31, 2005 the Company issued 200,000 shares of its common stock in exchange for consulting services provided the Company valued at an average of $0.18 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. The total value of the transaction was $36,000 and was charged to operations.

During the six months ended March 31, 2005, the Company issued an aggregate of 3,654,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were $336,829 and were used for general operating expenses. The total cost of the Employee Stock Option Plan was $59,440

During the six months ended March 31, 2005, the Company issued an aggregate of 201,852 shares of common stock to settle accounts payable and accrued expenses for a total of $54,063. These shares were valued at a weighted average of $0.27 per share.

During the six months ended March 31, 2005, the Company issued an aggregate of 246,000 shares of common stock to employees in exchange for a total of $86,100 of services rendered. These shares were valued at a weighted average of $0.35 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The Company's plan of operation for the next 12 months is to continue the existing business in South Carolina, commence booked project work and promote new projects in Mexico, provide engineering support services for new international water treatment opportunities and raise additional working capital which can augment the base business of the Company.

The Company plans to complete and close at least three of five existing projects in South Carolina.

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

Additional capital must be raised to fund existing and new projects, support overhead expenses and execute acquisitions to be identified. During the next 12 months, the Company's foreseeable cash requirements are approximately $5,000,000 to implement its business plan in the environmental cleanup business. The Company most likely needs to issue additional common or preferred stock, which will have a dilutive effect on current shareholders, in order to raise the necessary capital to continue and expand its operations. However, the Company continues to explore opportunities to license its technology to international end-users and would use any received licensing fees to reduce or eliminate short-term issuance of additional common or preferred stock of the Company.

RESULTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO SIX AND THREE MONTHS ENDED MARCH 31, 2004

The Company had revenues of $312,462, and $248,381 during the six months and three months ended March 31, 2005, an increase of 89% and 229%, respectively as compared to $165,493 and $75,401 of revenue for the same period in 2004. Revenues for the six months, and three months ended March 31, 2005 consisted of bio-remediation of hydro-carbons in contaminated soil for the state of South Carolina and revenue generated from engineering support services provided in Mexico using the Companies registered technology with SEMARNAT (Mexico EPA). Gross profit for the six month ended March 31, 2005 was $138,591 and $132,075 or 44 % and 53% of sales compared to $2,901 and 361 or 2% and <1% of sales for the corresponding period in fiscal 2004. The increase in revenue is due primarily to the commencement of a time and material contract that began in early 2005 in Mexico with its technology licensee and projects teaming partner Grupo Bartlett, S.A. de C.V. This confidential client project for a North American manufacturing Company with operations in Mexico will continue for the balance of this fiscal year and possibly into the first quarter of the following fiscal year.

Selling, general and administrative ("SG&A") expenses for the six months and three months ended March 31, 2005 totaled $747,660 and $360,110 respectively, compared to $997,318, and $655,446 for the same periods in fiscal 2004. SG&A expenses for the six months, and three months ended March 31, 205 consisted of occupancy, payroll, accounting, and consulting services. The 25% decrease and the 45% decrease in SG&A expenses were attributed to a significant decrease in consulting expenses.

The Company incurred a net loss of $681,446, and $259,463, for the six months, and three months ended March 31, 2005, had negative cash flows from operations of $691,624 for the six months ended March 31, 2005 compared to a net loss of $1,089,431, and $720,209 for the six months, and three months ended March 31, 2005, had negative cash flows from operations of $563,772 for the six months ended March 31, 2004. Basic and diluted net loss per share was $(0.02) and $(0.01) for the six months, and three months ended March 31, 2005, respectively, compared to a loss of $(0.06) and $(0.04) for the six months, and three months ended March 31, 2004. The increase was due to the increase in weighted average shares outstanding for the six months, and three months ended March 31, 2005 compared to the corresponding six months, and three months ended March 31, 2004.

For the six months, and three months ended March 31, 2005 the Company had revenues of $312,462, and $248,381. During this same period, the Company incurred a net loss of $681,446, and $259,463, and had negative cash flows from operations of $691,624 and $563,772, respectively. As of March 31, 2005, the Company had an accumulated deficit of $10,795,802 compared to $10,114,356 March 31, 2004. The Company incurred net loss of $3,316,635 in fiscal 2004, and $1,178,447 in fiscal 2003.

The Company is anticipating that revenues in fiscal 2005 will exceed revenues for fiscal 2004. Although based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations.


LIQUIDITY AND CAPITAL RESOURCES.

Cash totaled $3,836 as of March 31, 2005. During the six months, and three months ended March 31, 2005, the Company raised $315,315 net of placement fees of $0 from issuance of 1,449,290 shares of restricted common stock. The Company received a $100,000 advance from Fusion Capital on December 8, 2004. The Company issued 64,655 shares of common stock associated with this advance. The transactions were valued at $.232 per share. The remaining balance of the advance is $85,000 as of March 31, 2005.

As of March 31, 2005, the Company had working capital of $194,594, compared to a negative working capital of $165,723 as of March 31, 2004. For the period ending September 30, 2004 the Company had working capital of $24,893. Current assets as of March 31, 2005 of $1,149,652, include $553,445 due from affiliates compared to current assets of $503,535 included $13,995 due from affiliates for the period ended March 31, 2004.

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

Promissory Note
---------------

In addition, on August 4, 2004, the Company entered into a loan agreement and convertible promissory note with Fusion Capital to borrow $200,000 at annual interest rate of 10%. The maturity date of the Note was January 31, 2005, and may be redeemed by us at any time, but subject to Fusion Capital's right to convert any outstanding principal and accrued interest due into our common shares. Prior to the maturity date, the Note shall convert at $0.25 per share. After the maturity date, the Note shall convert at a price equal to the lesser of (i) 50% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or (ii) $0.25 per share. In connection with the Note, Fusion Capital was issued 250,000 warrants with an exercise price of $.275 per share. If the Note is converted immediately prior to the maturity date, the Company would issue approximately 840,000 shares of our common stock to Fusion Capital, including interest as of the maturity date, in addition to 250,000 shares of our common stock upon exercise of the Warrants issued to Fusion Capital pursuant to the Note. If the Note is converted after the maturity date, the Company may issue more than 840,000 shares of our common stock to Fusion Capital, including interest as of the conversion date. The Company has registered up to 1,500,000 in connection with the conversion of the Note to preserve its option to utilize its cash resources for purposes other than paying down the Note.

From and after the maturity date or after the occurrence of an event of default under the Note, the interest rate shall be increased to fifteen percent (15%) and shall be calculated in accordance with the terms of the Note. At any time after the maturity date, the Company shall redeem Note for cash equal to 125% of the outstanding principal plus accrued interest. As of March 31, 2005 the note is in default.

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

Off-Balance Sheet Arrangements
------------------------------

The Company does not maintain off-balance sheet arrangements not does it participate in non-exchange traded contracts requiring fair value accounting treatment.

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

ITEM 1.  LEGAL PROCEEDINGS.

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (c) Recent Sales of Unregistered Securities:

In March 2005, the Company issued 163,265 shares of restricted common stock for consulting services. Of these shares 22,625 were sold for $0.221 per share, 29,410 were sold for $0.17 per share, 36,230 were sold for $0.138 per share, and 75,000 were sold for $0.049. per share.

The issuance of all shares of our common stock was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and related state private offering exemptions. All of the investors took their shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act.

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

                              ISSUER PURCHASES OF EQUITY SECURITIES

                     (a)                (b)                         (c)                           (d)
                Total Number of    Average Price     Total Number of Shares (or Units)       Maximum Number
               Shares (or Units)   Paid per Share     Purchased as Part of Publicly       Value) of Shares (or
Period           Purchased)          (or Unit)        Announced Plans or Programs (1)       Purchased Under
------           ----------          ---------        -------------------------------       ---------------

01/01/05-            0                 $ 0                        0
01/31/05

02/01/05-            0                 $ 0                        0
02/28/05

03/01/05-            0                 $ 0                        0
03/31/05

----------------
(1) We have not entered into any plans or programs under which we may repurchase its common stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS

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

                             SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC.

Date: May 16, 2005           By: /s/ Bruce S. Beattie
                                 ------------------------------------------
                                 Bruce S. Beattie, President and
                                 Chief Executive Officer

                             By: /s/ Conrad Nagel
                                 ------------------------------------------
                                 Conrad Nagel, Chief Financial Officer