Form 10QSB
period 2005-06-30
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2005-08-15
CIK 789887

                     Microsoft Word 11.0.6359;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended June 30, 2005

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the issuer (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
                    filing requirements for the past 90 days.
                                 Yes |X| No | |

          Common Stock, $0.001 par value per share - 50,018,035 shares outstanding as of August 12, 2005

   Transitional Small Business Disclosure Format (check one): Yes | |; No |X|

================================================================================

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                         SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                              CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                 AS OF           AS OF
                                                                                JUNE 30,      SEPTEMBER 30,
                                                                                  2005            2004
                                                                               (UNAUDITED)     (AUDITED)
                                                                              ------------    ------------
CURRENT ASSETS:
          Cash and cash equivalents                                           $     17,075    $        612
          Restricted cash                                                           35,107         122,442
          Accounts receivable, net                                                   4,277          25,501
          Due from affiliates                                                      771,829         418,319
          Prepaid expenses and other assets                                          5,573             369
          Costs and estimated profit in excess of billings                         174,729         217,717
                                                                              ------------    ------------
             Total current assets                                                1,008,590         784,960

PROPERTY AND EQUIPMENT, NET
          Furniture and Equipment                                                   27,137          26,180
          Manufacturing equipment                                                   49,247           5,147
          Vehicle                                                                    8,851           8,851
                                                                              ------------    ------------
                                                                                    85,235          40,178
          Less: Accumulated Depreciation                                           (20,392)        (11,505)
                                                                              ------------    ------------
                                                                                    64,843          28,673

DEPOSITS                                                                           205,419           2,919
                                                                              ------------    ------------
             Total assets                                                     $  1,278,852    $    816,552
                                                                              ============    ============


LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Accounts payable and accrued expenses, net                          $    363,040    $    316,102
          Due to affiliates                                                        198,511         102,597
          Notes payable - current position                                         461,150         341,368
                                                                              ------------    ------------
             Total current liabilities                                           1,022,701         760,067


                                                                              ------------    ------------

             Total liabilities                                                   1,022,701         760,067

Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
          Series A; 15,000,000 shares authorized;  5,799,665 and
             5,734,665 issued and outstanding as of June 30, 2005
             and September 30, 2004 respectively aggregate liquidation
             preference of $57,996,650 and $57,346,650 respectively                  5,799           5,735
          Series B; 5,000,000 shares authorized; 150,000 And 150,000 issued and outstanding as of  June 30, 2005 and September
             30, 2004 respectively; aggregate liquidation preference
             of $1,500,000 and $1,500,000 respectively                                 150             150

Deficit in Stockholders' Deficit:
     Common stock; $.001 par value; 300,000,000 shares authorized;
          49,009,814 and 35,860,574 issued and outstanding as of
          June 30, 2005 and September 30, 2004  respectively                        49,010          35,861
     Additional paid-in capital                                                 12,254,988      11,096,865
     Accumulated deficit                                                       (11,083,426)    (10,114,356)
     Deferred equity issuance costs                                               (783,500)       (783,500)
     Stock Subscription Receivable                                                  (2,600)             --
     Deferred financing costs                                                     (184,270)       (184,270)
                                                                              ------------    ------------
          Total deficit in stockholders' equity                                    203,651          56,485
                                                                              ------------    ------------
          Total liabilities and stockholders' deficit                         $  1,278,852    $    816,552
                                                                              ============    ============


         See accompanying footnotes to the unaudited consolidated condensed financial statements.





                                 SUB SURFACE WASTE MANAGEMENT OF
                                         DELAWARE, INC.
                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                                For the Nine                 For the Three
                                           Months Ended June 30,          Months Ended June 30,
                                       ----------------------------    ----------------------------
                                           2005            2004            2005            2004
                                       ------------    ------------    ------------    ------------

Revenues                               $    616,361    $    206,231    $    303,899    $     40,738

Cost of revenues                            461,016         227,564         287,145          64,972
                                       ------------    ------------    ------------    ------------

Gross profit (loss)                         155,345         (21,333)         16,754         (24,234)

Selling, general and administrative
expenses                                  1,036,971       1,319,703         289,311         322,385
Depreciation                                  8,887           4,187
                                       ------------    ------------    ------------    ------------

Loss from operations                       (890,513)     (1,341,036)       (276,744)       (346,619)

Other income (expense):                           0               0

Interest Income                               1,377           3,177           1,219           3,177

Interest expense                            (79,933)       (105,276)        (12,098)        (10,262)

                                       ------------    ------------    ------------    ------------

                                       ------------    ------------    ------------    ------------
Net loss before income taxes               (969,069)     (1,443,135)       (287,623)       -353,704
                                       ------------    ------------    ------------    ------------


Income taxes                                     --              --              --              --
Net Loss                               $   (969,069)   $ (1,443,135)   $   (287,623)   $   (353,704)
                                       ============    ============    ============    ============

Net loss per common share (basic and
diluted)                               $      (0.02)   $      (0.07)   $      (0.01)   $      (0.02)

Weighted average common shares
outstanding                              40,034,497      20,548,414      43,870,248      23,332,276


 SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.





                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                             FOR THE
                                                         NINE MONTHS ENDED
                                                              JUNE 30
                                                         2005            2004

CASH FLOW FROM OPERATING ACTIVITIES
                                                     ----------      ----------
NET CASH USED IN OPERATING ACTIVITIES                  (664,605)       (375,329)
                                                     ==========      ==========

                                                     ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                  (386,354)        (65,981)
                                                     ==========      ==========

                                                     ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             1,067,422         431,880
                                                     ==========      ==========

INCREASE (DECREASE) IN CASH                              16,463          (9,430)
CASH AT BEGINNING OF PERIOD                                 612          22,238
                                                     ----------      ----------
CASH AT END OF PERIOD                                    17,075          12,808
                                                     ==========      ==========

                                                                  Nine Months
                                                                Ended June 30,
                                                                2005      2004
                                                             --------   --------
Supplemental disclosures of non-cash
Investing and financing activities:

Common stock issued in exchange for services                 $ 85,025   $786,416
Common stock issued in settlement of accounts payable and
  Accrued expenses                                           $ 61,563   $     --
Common stock issued in settlement of advances                $ 15,000   $     --
Common stock issued to employees for services                $ 86,100   $     --
Common stock issued for deposits                             $ 10,000   $     --
Preferred stock issued in settlement of accrued expenses     $ 30,250   $216,000
Stock subscription receivable                                $  5,000   $     --

Cash paid for:
    Interest                                                 $     --   $     --
    Income taxes                                             $     --   $     --



 SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                                               4

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2005 (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

As of June 30, 2005 U.S. Microbics, Inc., and subsidiaries ("Parent" or "Affiliates") control approximately 55% of the outstanding voting stock of the Company.

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

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2005 (UNAUDITED)


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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:


                                                                 FOR THE NINE MONTHS ENDED
                                                                          JUNE 30,
                                                                    2005          2004
                                                                -----------    -----------
Net loss - as reported                                          $  (969,069)   $(1,443,135)
Add: Total stock based employee compensation expense as
     reported under intrinsic value method (APB. No. 25)                 --             --
Deduct: Total stock based employee compensation expense
     as reported under fair value based method (SFAS No. 123)            --             --
Net loss - Pro Forma                                            $  (969,069)    (1,443,135)
Net loss attributable to common stockholders - Pro forma        $  (969,069)    (1,443,135)
Basic (and assuming dilution) loss per share - as reported            (0.02)         (0.07)
Basic (and assuming dilution) loss per share - Pro forma              (0.02)         (0.07)


New Accounting Pronouncements
-----------------------------

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2005 (UNAUDITED)




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

NOTE B - DEPOSITS

During the quarter ended June 30, 2005, the Company advanced WaterChef, Inc., $200,000 as a deposit on the purchase of 4 water machines valued at $200,000. Of the $200,000 deposit, $10,000 was paid directly to WaterChef, Inc., by an investor who was subsequently issued approximately 83,330 shares of restricted common stock valued at $0.12 per share. The remaining $190,000 deposit was paid in cash. The water machines are planned to be leased to third world countries to provide a source of clean drinking water.

NOTE C - NOTES PAYABLE

In December, 2004, Fusion Capital Fund II, LLC ("Fusion") made an advance to the Company of $100,000 on the $6,000,000 equity line. Simultaneously, the Company issued Fusion 64,655 shares of common stock as a partial repayment of the advance. The shares were valued at approximately $0.232 per share or a total value of $15,000. As of December, 31, 2004 the Company owes Fusion $85,000 regarding the equity line advance. The advance is non-interest bearing and can be repaid by further issuances of stock to Fusion under the equity line. As of August 12, 2005, the company would have to issue approximately 653,000 shares of common stock to repay the advance.

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2005 (UNAUDITED)

NOTE D - CAPITAL STOCK

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. The Company has also authorized 15,000,000 shares of Series A convertible preferred stock, with a par value of $.001 per share. The Company has also authorized 5,000,000 shares of Series B convertible preferred stock, with a par value of $.001 per share The preferred stock is convertible at the option of the holder into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year. As of June 30, 2005 the Company has issued and outstanding 49,009,814 shares of common stock and 5,949,665 shares of convertible preferred stock.

During the nine months ended June 30, 2005 the Company converted 56,000 shares of Preferred Series A shares into 280,000 shares of common stock.

During the nine months ended June 30, 2005 the Company issued an aggregate of 121,000 shares of Preferred Series A to employees to settle accrued expenses for a total of $30,250. These shares were valued at a weighted average of $0.25 per share.

During the nine months ended June 30, 2005, the Company issued 6,949,290 shares of restricted common stock in exchange for $432,315 net of costs.

During the nine months ended June 30, 2005, the Company issued 41,666 shares of restricted common stock valued at $5,000. The Company reported a subscription receivable in regards to this transaction. The Company received $2,400 on January 18, 2005 and currently has a stock subscription receivable for $2,600.

The company received a $100,000 advance on future stock sales from Fusion Capital on December 8, 2004. The company issued 64,655 shares of common stock associated with this advance. The transactions were valued at .232 per share. The remaining balance of the advance is $85,000 as of June 30, 2005.

During the nine months ended June 30, 2005, the Company issued 83,334 shares of restricted common stock valued at $10,000. The Company reported an increase in deposits in regards to this transaction.

During the nine months ended June 30, 2005, the Company issued 391,910 shares of its restricted common stock in exchange for services provided the Company valued at an average of $0.125 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. The total value of this transaction was $49,025.

During the nine months ended June 30, 2005 the Company issued 200,000 shares of its common stock in exchange for consulting services provided the Company valued at an average of $0.18 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. The total value of the transaction was $36,000.

During the nine months ended June 30, 2005, the Company issued an aggregate of 3,654,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were $336,829 and were used for general operating expenses. The total cost of the Employee Stock Option Plan was $59,440.

During the nine months ended June 30, 2005, the Company issued an aggregate of 201,852 shares of common stock to settle accounts payable and accrued expenses for a total of $54,063. These shares were valued at a weighted average of $0.27 per share.

During the nine months ended June 30, 2005, the Company issued an aggregate of 100,000 shares of restricted common stock to settle accrued expenses for a total of $7,500. These shares were valued at a weighted average of $0.075 per share.

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2005 (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

During the nine months ended June 30, 2005, the Company issued an aggregate of 246,000 shares of common stock to employees in exchange for a total of $86,100 of services rendered. These shares were valued at a weighted average of $0.35 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the nine months ended June 30, 2005, the Company issued an aggregate of 154,833 shares of restricted common stock to satisfy debt and interest payment for a total of $9,290. These shares were valued at a weighted average of $0.06 per share.

During the nine months ended June 30, 2005, the Company issued an aggregate of 781,700 shares of restricted common stock to an affiliate to satisfy a balance due to affiliate for a total of $46,900. These shares were valued at a weighted average of $0.06 per share.




                                     PART I

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

In Mexico the company has retained the services of Dr. Richard Lorden of Lorden Y Asociados in Mexico City, Mexico to provide comprehensive sales consulting support to provide the company opportunities to expand its revenues in Mexico. The company remains teamed with its technology licensee Grupo Bartlett, S.A. de C.V. to execute work in Mexico using its registered technology with SEMARNAT (Mexico EPA).

Through our parent company, U.S. Microbics, Inc., and its joint venture partner companies, we are providing engineering technical support for commercial water treatment projects in Latin America with Non Government Organizations (NGO) who will operate and service the units and be responsible for collecting sales revenues.

Additional capital must be raised to fund existing and new projects, support overhead expenses. During the next 12 months, the Company's foreseeable cash requirements are approximately $5,000,000 to implement its business plan to expand and participate in the environmental cleanup business in Mexico. The company most likely needs to issue additional common or preferred stock, which will have a dilutive effect on current shareholders, in order to raise the necessary capital to continue and expand its operations. However, the company continues to explore opportunities to license its technology to international end-users and would use any received licensing fees to reduce or eliminate short-term issuance of additional common or preferred stock of the company.


RESULTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX AND THREE MONTHS ENDED JUNE 30, 2004

The Company had revenues of $616,361, and $303,899 during the nine months and three months ended June 30, 2005, an increase of 199% and 646% percents and as compared to $206,231 and $40,738 of revenue for the same period in 2004. Revenues for the nine months, and three months ended June 30, 2005 consisted of bio-remediation of hydro-carbons in contaminated soil for the state of South Carolina and revenue generated from engineering support services provided in Mexico using the Companies registered technology with SEMARNAT (Mexico EPA). Gross profit for the nine months and three months ended June 30, 2005 was $155,345 and $16,754 or profit of 25 % and 5%of sales compared to gross loss of $21,333 and $24,234 or gross loss of 10% and 59% of sales for the corresponding period in fiscal 2004. The increase in revenue is due primarily to the commencement of a time and material contract that began in early 2005 in Mexico with its technology licensee and projects teaming partner Grupo Bartlett, S.A. de C.V. This confidential client project for a North American manufacturing company with operations in Mexico will continue for the balance of this fiscal year and possibly into the first quarter of the following fiscal year.

Selling, general and administrative ("SG&A") expenses for the nine months and three months ended June 30, 2005 totaled $ 1,036,971 and $289,311 respectively, compared to $1,319,703, and $322,385 for the same periods in fiscal 2004. SG&A expenses for the nine months, and three months ended June 30, 2005 consisted of occupancy, payroll, accounting, and consulting services. The 21% decrease in SG&A expenses were attributed to a significant decrease in consulting expenses during the nine months ended 2005 and 2004.

The Company incurred a net loss of $969,069 and $287,623, for the nine months, and three months ended June 30, 2005, had negative cash flows from operations of $ 664,605for the nine months ended June 30, 2005 compared to a net loss of $1,443,135, and $353,704 for the nine months, and three months ended June 30, 2005, had negative cash flows from operations of $375,329 for the nine months ended June 30, 2004. Basic and diluted net loss per share was $(0.02) and $(0.01) for the nine months, and three months ended June 30, 2005, respectively, compared to a loss of $(0.07) and $(0.02) for the nine months, and three months ended June 30, 2004. The increase was due to the increase in weighted average shares outstanding for the nine months, and three months ended June 30, 2005 compared to the corresponding nine months, and three months ended June 30, 2004.


For the nine months, and three months ended June 30, 2005 the Company had revenues of $616,361, and $303,899. During this same period, the Company incurred a net loss of $969,069, and $287,623 and had negative cash flows from operations of $664,605 and $375,329. As of June 30, 2005, the Company had an accumulated deficit of $ 11,083,426 compared to $10,114,356 September 30, 2004.

The Company is anticipating that revenues in fiscal 2005 will exceed revenues for fiscal 2004. Although based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations.

LIQUIDITY AND CAPITAL RESOURCES.

Cash totaled $ 17,075 as of June 30, 2005. During the nine months, ended June 30, 2005, the Company raised $432,315 net of placement fees of $13,000 from issuance of 6,949,290 shares of restricted common stock. The company received a $100,000 advance on future stock sales from Fusion Capital on December 8, 2004. The company issued 64,655 shares of common stock associated with this advance. The transactions were valued at .232 per share. The remaining balance of the advance is $85,000 as of June 30, 2005.

As of June 30, 2005, the Company had negative working capital of $14,111, compared to a positive working capital of $24,893 as of September 30, 2004. Current assets as of June 30, 2005 of $1,008,590 include $771,829 due from affiliates compared to current assets of $784,960 included $418,319 due from affiliates for the period ended September 30, 2004.

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

The independent auditors report on our September 30, 2004 financial statements included in the Form 10-KSB states that our difficulty in generating sufficient cash flow to meet its obligations and sustain operations raise substantial doubts about the ability to continue as a going concern.

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

From and after the maturity date or after the occurrence of an event of default under the Note, the interest rate shall be increased to fifteen percent (15%) and shall be calculated in accordance with the terms of the Note. At any time after the maturity date, the company shall redeem Note for cash equal to 125% of the outstanding principal plus accrued interest. As of June 30, 2005 the note is in default.

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

         In April 2005, the Company issued 162,500 shares of restricted common stock for consulting services. Of these shares 62,500 were sold for $.08 per share, and 100,000 were sold for .075 per share.

         In May 2005, the Company issued 83,300 shares of restricted common stock for consulting services for .06 per share.

         In June 2005, the Company issued 154,833 shares of restricted common stock to satisfy debt for .06 per share.

         In June 2005, the Company issued 781,700 shares of restricted common stock to satisfy a due to affiliate balance for .06 per share.

         The proceeds for the sale of restricted common stock were used for operating, selling and administrative expenses and for repayment of advances from the parent company, U.S. Microbics, Inc.


         (c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended June 30, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                   (a)                  (b)                       (c)                            (d)
              Total Number of      Average Price    Total Number of Shares (or Units)       Maximum Number
             Shares (or Units)    Paid per Share     Purchased as Part of Publicly       Value) of Shares (or
Period          Purchased)          (or Unit)        Announced Plans or Programs (1)       Purchased Under
------          ----------          ---------        -------------------------------     --------------------

10/01/04-            0                 $ 0                        0
10/31/04

11/01/04-            0                 $ 0                        0
11/30/04

12/01/04-            0                 $ 0                        0
12/31/04

01/01/05-            0                 $ 0                        0
01/31/05

02/01/05-            0                 $ 0                        0
02/28/05

03/01/05-            0                 $ 0                        0
03/31/05

04/01/05-            0                 $ 0                        0
04/30/05

05/01/05-            0                 $ 0                        0
05/31/05

06/01/05-            0                 $ 0                        0
06/30/05


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

                                SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC.

Date: August 15, 2005           By:    /s/ Bruce S. Beattie
                                     ------------------------------------------
                                       Bruce S. Beattie, President and
                                       Chief Executive Officer

                                By:    /s/ Conrad Nagel
                                     ------------------------------------------
                                       Conrad Nagel, Chief Financial Officer