Form 10QSB/A
period 2005-06-30
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2005-08-18
CIK 789887

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
                              CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                 AS OF           AS OF
                                                                                JUNE 30,      SEPTEMBER 30,
                                                                                  2005            2004
                                                                               (UNAUDITED)     (AUDITED)
                                                                              ------------    ------------
CURRENT ASSETS:
          Cash and cash equivalents                                           $     17,075    $        612
          Restricted cash                                                           35,107         122,442
          Accounts receivable, net                                                   4,277          25,501
          Due from affiliates                                                      771,829         418,319
          Prepaid expenses and other assets                                          5,573             369
          Costs and estimated profit in excess of billings                         174,729         217,717
                                                                              ------------    ------------
             Total current assets                                                1,008,590         784,960

PROPERTY AND EQUIPMENT, NET
          Furniture and Equipment                                                   27,137          26,180
          Manufacturing equipment                                                   49,247           5,147
          Vehicle                                                                    8,851           8,851
                                                                              ------------    ------------
                                                                                    85,235          40,178
          Less: Accumulated Depreciation                                           (20,392)        (11,505)
                                                                              ------------    ------------
                                                                                    64,843          28,673

DEPOSITS                                                                           205,419           2,919
                                                                              ------------    ------------
             Total assets                                                     $  1,278,852    $    816,552
                                                                              ============    ============


LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Accounts payable and accrued expenses, net                          $    363,040    $    316,102
          Due to affiliates                                                        198,511         102,597
          Notes payable - current position                                         461,150         341,368
                                                                              ------------    ------------
             Total current liabilities                                           1,022,701         760,067


                                                                              ------------    ------------

             Total liabilities                                                   1,022,701         760,067

Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
          Series A; 15,000,000 shares authorized;  5,799,665 and
             5,734,665 issued and outstanding as of June 30, 2005
             and September 30, 2004 respectively aggregate liquidation
             preference of $57,996,650 and $57,346,650 respectively                  5,799           5,735
          Series B; 5,000,000 shares authorized; 150,000 And 150,000 issued and outstanding as of  June 30, 2005 and September
             30, 2004 respectively; aggregate liquidation preference
             of $1,500,000 and $1,500,000 respectively                                 150             150

Deficit in Stockholders' Deficit:
     Common stock; $.001 par value; 300,000,000 shares authorized;
          49,009,814 and 35,860,574 issued and outstanding as of
          June 30, 2005 and September 30, 2004  respectively                        49,010          35,861
     Additional paid-in capital                                                 12,254,988      11,096,865
     Accumulated deficit                                                       (11,083,426)    (10,114,356)
     Deferred equity issuance costs                                               (783,500)       (783,500)
     Stock Subscription Receivable                                                  (2,600)             --
     Deferred financing costs                                                     (184,270)       (184,270)
                                                                              ------------    ------------
          Total deficit in stockholders' equity                                    256,151          56,485
                                                                              ------------    ------------
          Total liabilities and stockholders' deficit                         $  1,278,852    $    816,552
                                                                              ============    ============


         See accompanying footnotes to the unaudited consolidated condensed financial statements.

                                                2


                                 SUB SURFACE WASTE MANAGEMENT OF
                                         DELAWARE, INC.
                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                                For the Nine                 For the Three
                                           Months Ended June 30,          Months Ended June 30,
                                       ----------------------------    ----------------------------
                                           2005            2004            2005            2004
                                       ------------    ------------    ------------    ------------
Revenues                               $    616,361    $    206,231    $    303,899    $     40,738

Cost of revenues                            461,016         227,564         287,145          64,972
                                       ------------    ------------    ------------    ------------

Gross profit (loss)                         155,345         (21,333)         16,754         (24,234)

Selling, general and administrative
expenses                                  1,036,971       1,319,703         289,311         322,385
Depreciation                                  8,887                           4,187
                                       ------------    ------------    ------------    ------------

Loss from operations                       (890,513)     (1,341,036)       (276,744)       (346,619)

Other income (expense):                           0               0

Interest Income                               1,377           3,177           1,219           3,177

Interest expense                            (79,933)       (105,276)        (12,098)        (10,262)

                                       ------------    ------------    ------------    ------------

                                       ------------    ------------    ------------    ------------
Net loss before income taxes               (969,069)     (1,443,135)       (287,623)       (353,704)
                                       ------------    ------------    ------------    ------------


Income taxes                                     --              --              --              --
Net Loss                               $   (969,069)   $ (1,443,135)   $   (287,623)   $   (353,704)
                                       ============    ============    ============    ============

Net loss per common share (basic and
diluted)                               $      (0.02)   $      (0.07)   $      (0.01)   $      (0.02)

Weighted average common shares
outstanding                              40,034,497      20,548,414      43,870,248      23,332,276


 SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                                               3

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


RESULTS OF OPERATIONS


FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO NINE AND THREE MONTHS ENDED JUNE 30, 2004


The Company had revenues of $616,361, and $303,899 during the nine months and three months ended June 30, 2005, an increase of 199% and 646% percents and as compared to $206,231 and $40,738 of revenue for the same period in 2004. Revenues for the nine months, and three months ended June 30, 2005 consisted of bio-remediation of hydro-carbons in contaminated soil for the state of South Carolina and revenue generated from engineering support services provided in Mexico using the Companies registered technology with SEMARNAT (Mexico EPA). Gross profit for the nine months and three months ended June 30, 2005 was $155,345 and $16,754 or profit of 25% and 5% of sales compared to gross loss of $21,333 and $24,234 or gross loss of 10% and 59% of sales for the corresponding period in fiscal 2004. The increase in revenue is due primarily to the commencement of a time and material contract that began in early 2005 in Mexico with its technology licensee and projects teaming partner Grupo Bartlett, S.A. de C.V. This confidential client project for a North American manufacturing company with operations in Mexico will continue for the balance of this fiscal year and possibly into the first quarter of the following fiscal year.

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

The Company incurred a net loss of $969,069 and $287,623, for the nine months, and three months ended June 30, 2005, had negative cash flows from operations of $ 664,605 for the nine months ended June 30, 2005 compared to a net loss of $1,443,135, and $353,704 for the nine months, and three months ended June 30, 2005, had negative cash flows from operations of $375,329 for the nine months ended June 30, 2004. Basic and diluted net loss per share was $(0.02) and $(0.01) for the nine months, and three months ended June 30, 2005, respectively, compared to a loss of $(0.07) and $(0.02) for the nine months, and three months ended June 30, 2004. The increase was due to the increase in weighted average shares outstanding for the nine months, and three months ended June 30, 2005 compared to the corresponding nine months, and three months ended June 30, 2004.

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