Form 10KSB
period 2005-09-30
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2006-01-18
CIK 789887

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year ended: SEPTEMBER 30, 2005

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the twelve months ended September 30, 2005 were $1,094,775.

         As of September 30, 2005 there are approximately 22,362,000 shares of common voting stock of the Company held by non-affiliates having an aggregate market value of $2,907,060.

         As of December 31, 2005, there were 69,787,460 shares of the Company's Common Stock outstanding.

         Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]

                                     SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.

                                                       FORM 10-KSB

                                            For Year Ended September 30, 2005

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

MISSION

As of the end of the year 2004 the company refocused its attention to pursue new work in Mexico to take advantage of the promulgation and enforcement of new environmental regulations comparable to U.S. federal standards under a signed treaty protocol of the North American Free Trade Agreement (NAFTA). Under these regulations the company's proven and U.S. patented application technologies were successfully registered with SEMARNAT (Secretary of the Environment) and its enforcement agency PROFEPA (Mexico EPA). Under Mexico environmental regulations contractors must employ SEMARNAT approved and registered technologies for the remediation of toxic impacts and releases to the environment. The company seeks to exploit its early entry and recognition into this newly created regulatory driven cleanup market through its contract with a U.S. manufacturer in Torreon, Mexico since 2004 providing environmental site assessment, engineering design and subsequent remedial action plan for the above ground surface (ex-situ) a nd below ground surface (in-situ) cleanup of petroleum hydrocarbon machine oil releases whose work plan has been approved and followed by PROFEPA. In 2005 the company decided to hire a reputable and proven marketing firm with a successful track record in introducing U.S. based service technology companies into the market in Mexico. Our goal is to establish a permanent source of project revenue in Mexico capitalizing on early entry and securing sustaining revenues with Federal and State clients through teaming arrangements and direct contracts.

REMEDIATION SERVICES AND PRODUCTS

The company provides engineered remediation solutions for cleanup of toxic waste releases to soil and groundwater. To date, these services have been sold principally in the United States. Treatment may be in situ, using wells and subsurface injection/extraction points to administer the company's proprietary microbial blends for bioremediation of various waste streams. The company also provides ex situ treatment services using its Bio-Raptor system in conjunction with its proprietary microbial blends, providing direct technical engineering consultation as needed. The company also recently received a U.S. patent for its Bio-GAC(tm) system as a cost effective liquid and vapor phase waste stream treatment system for the removal of toxics such as petroleum hydrocarbons, perchlorates and other volatile organic compounds.

The company also uses on some projects a unique collection of microbial cultures developed over a thirty-year period and licensed to the company by XyclonyX, a subsidiary of U.S. Microbics, Inc. The company uses these cultured specific microbial blends to address specific identified wastes. The company's in-house technicians work with an assigned Project Engineer to develop a site-specific engineered-remedial solution that will meet or exceed regulatory agency requirements.

Some of the past uses of the company's products and processes include, but are not limited to, the following:

         o In situ bioremediation of underground contaminants in soil and groundwater;
         o        Ex situ bioremediation of contaminants;
         o        Bio-recycling of spent activated carbon filtration media; and
         o Open-water (both fresh and marine) containment/treatment bioremediation.

The company's remediation technologies meet the requirements of the various industries as well as the EPA provision for application of naturally occurring and non-genetically modified microbes. The XyclonyX microbial products have received approval as "relatively safe" from the U.S. Department of Agriculture, its highest rating.

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

         BAC(TM) & BIO-GAC(TM)

BAC(TM) and BioGAC(TM) are our bio-recycling technologies used to reactivate or extend the service life of on-line activated carbon filtration media used to control toxic pollutant emissions from both air and water waste streams. Examples include gasoline and diesel tank storage air filter systems and industrial waste water filters that feed the publicly owned treatment system.

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

TECHNOLOGY LICENSING

In special circumstances or where economic incentives exist for it to do so, the company has licensed its technology and services. The company will continue to license its technology and services as a core business strategy. The company is actively seeking licensees in the European Union and in Latin America and East Asia. As in the U.S., the company's technology can be licensed to property developers, major oil companies, equipment manufacturers, toxic and hazardous waste generators, and remediation companies.

In August 2004 the company's teaming partner Grupo Bartlett, S.A. de C.V. secured a registration license for SSWM's licensed U.S. patented treatment systems with SEMARNAT, the environmental protection agency of the federal government of Mexico. This license allows the company through its teaming partner to apply its technology solution for pollution cleanup contracts throughout Mexico. Only registered license technologies can be used by contractors in Mexico to address toxic cleanups approved by SEMARNAT. We believe our license is one of the first five remediation technology systems approved.

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

The company's representative clients include, UNOCAL, BARMAC (Brown & Root, McDermott), BP-ARCO, Chevron, Allied Waste Company, American Industrial Manufacturing Services (Denso North America), the law firm of Pepper Hamilton, LLP, Caratron Industries, Inc., Horsehead Industries, Signal Hill Petroleum, Global Solutions, Inc. & Fletcher Oil Co., LLC, Hopkins Real Estate Group, The Arthur Pearlman Group, One Hour Martinizing(TM), O. F. Mossburg & Sons, Applied Technical Solutions, ATC Associates, Enviro-Sciences and S&ME Consulting Engineers, ISE (InSinkErator), City of Chula Vista, CA, Whittaker Corporation, MFG/Tetra Tech, Grupo Protexa de Mexico, Charles Taylor Consultants of Mexico (Agents for Lloyd's of London Insurance Underwriters) and the South Carolina Department of Health & Environmental Control.

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

Second, because it has in-house engineering ability, the company is able to execute remediation projects for its customers using these custom microbial blends not available to competitors. The company licenses microbial cultures from U.S.

Microbics, Inc. The company has also licensed a patented processes and other proprietary microbial products, unavailable to others, for a use on a wide range of toxins. Management believes that these unique blends, high microorganism counts, and extensive applications histories gives the company a competitive edge over other providers of bioremediation services. In addition, in October 2004, the California Department of Toxic Substance Control approved the company's work plan and it subsequently successfully demonstrated simultaneous cleanup of soil contaminated with rocket propellant and various solvents at a southern California site. Soil contamination from rocket propellant and various solvents impacts the food and water supplies in several western States.

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

INTELLECTUAL PROPERTY

The company sub-licenses two patents from XyclonyX, an affiliate of the company:
(1) a patent for a method of treating hydrocarbon spills, which was issued on August 13, 1991; (2) a patent for a method of treating hydrocarbon contaminated soil issued on August 2, 1994, and (3) a patent for treatment of contaminated activated charcoal issued June 14, 2005

Our Chief Engineer Behzad Mirzayi, P.E., in conjunction with XyclonyX developed the BAC(TM) and Bio-GAC(TM) carbon recycling technology and carbon treatment of contaminated activated charcoal, for which a patent was filed on January 18, 2002 with the U.S. Patent and Trademark Office. In July 2004, we were notified that the patent was granted. The patent was published on June 14, 2005, Patent
No.: US 6,905,603 B2. SSWM has completed a renewal of its sub-license agreement with XyclonyX.

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

PARENT COMPANY

U.S. Microbics, Inc., our parent company owns 89.3% of our issued and outstanding common stock. U.S. Microbics, Inc. also owns 80% of USM Capital Group, Inc., which in turn owns 1 % of our issued and outstanding common stock.

EMPLOYEES

As of September 30,2005 the company had 4 full-time employees. The company utilizes certain administrative and executive personnel employed by our parent, U.S. Microbics, Inc., to assist with its reporting, accounting and administrative needs. In such cases, U.S. Microbics, Inc., charges the company a proportional amount of the salary for any such employees. The company also makes use of professionals on an as-needed basis. The company's employees are not represented by a labor union and the company believes its employee relations are good. The company shares space with U.S. Microbics, Inc., our parent company.

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

We are a company engaged in developing and selling microbial technology and engineering application expertise. We have yet to establish any history of profitable operations. We have incurred annual operating losses of respectively, during the past four fiscal years of operation. As a result, at September 30, 2005, we had an accumulated deficit of $11,742,075. We have incurred net losses from continuing operations of $1,627,719 and $3,316,635 for the fiscal years ending September 30, 2005 and September 30, 2004, respectively. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our products and services. No assurances can be given when this will occur or that we will ever be profitable. Our parent company, U.S. Microbics, Inc., has invested, and we have relied on, approximately $7,300,000 in our operations to date, however we will need to raise additional capital to continue as a going concern.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended September 30, 2005, relative to our ability to continue as a going concern. Note M to our financial statements addressed management's plans to address the working capital deficit. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We will most likely need to raise cash and additional working capital to cover the anticipated shortfall in our cash and working capital until such time as we become cash flow positive based solely on sales and service revenues less operating and other costs. At September 30, 2005, we had a working capital of $430,810. The independent auditor's report for the year ended September 30, 2005, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $887,591, as of September 30, 2005, an operating cash flow deficit of $664,605, as of June 30, 2005 and an operating cash flow deficit of $1,251,172, for the year ended September 30, 2004. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations.

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

We currently have an extremely small staff comprised of 4 employees. Although we believe that our employees, together with the consultants currently engaged by our company, will be able to handle most of our additional management, administrative, research and development, sales and marketing, and manufacturing requirements in the short term as we ramp up our sales and operations, we will nevertheless be required over the longer-term to hire highly skilled managerial, engineering, technical, sales and marketing and administrative personnel to fully implement our business plan and growth strategies. We may not be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

The purchase price for the common stock to be issued to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares included in the prospectus which is a part of the registration statement filed with the Commission on November 5, 2004, will be freely tradable once sold pursuant to the terms outlined in the Plan of Distribution in such prospectus. Fusion Capital may sell none, some or all of the common shares purchased from us at any time. We expect that the shares offered by this prospectus will be sold over a period of up to 24 months from the date of the prospectus. Depending upon market liquidity at the time, a sale of shares under that offering at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under that offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

U.S. Microbics, Inc., our majority shareholder, together with its subsidiary USM Capital Group, Inc., own approximately 90% of the outstanding shares of common stock. As a result, U.S. Microbics, Inc. is able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such a concentration of ownership may also have the effect of delaying or preventing a change in control of the company.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 common and 50,000,000 "blank check" preferred shares. As of December 31, 2005, after taking into consideration our outstanding common and preferred shares, we will be entitled to issue up to 230,212,540 additional common shares and 44,037,335 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time, which could negatively impact the value of your investment in our common shares.

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

The Company shares an administrative facility with U.S. Microbics, Inc. in a 12,083 square foot building located at 6451-C El Camino Real, Carlsbad, California. The facility houses the fermentation plant, the research and development facility of XyclonyX, and the operations of the Company, Bio-Con Microbes, and Sol Tech. The facility should provide enough space for the Company for the next two years of operation, at which time additional space may be required. U.S. Microbics, Inc., charges the Company its pro-rata share of the rent based on floor space. The Company's Engineering Resources Division is headquartered in Littleton, Colorado in an office facility that can accommodate up to 5 engineers. The Company also maintains a project office in South Carolina.

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

         None

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET INFORMATION

Our common shares are currently quoted on the Nasdaq OTC Bulletin Board (OTCBB) under the symbol "SSWM." The following table sets forth the quarterly high and low bid prices for our common shares on the OTCBB for the last two fiscal years periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. Our common shares have been quoted on the OTC Bulletin Board since August 19, 2003.

                                                           BID PRICE
                                                           ---------
                              PERIOD                   HIGH            LOW
                              ------                   ----            ---

         FISCAL YEAR 2005:
            SEPTEMBER 30, 2005                        $ 0.28          $ 0.08
            JUNE 30, 2005                             $ 0.11          $ 0.06
            MARCH 31, 2005                            $ 0.26          $ 0.06
            DECEMBER 31, 2004                         $ 0.40          $ 0.18

         FISCAL YEAR 2004:
            SEPTEMBER 30, 2004                        $ 0.80          $ 0.17
            JUNE 30, 2004                             $ 0.60          $ 0.22
            MARCH 31, 2004                            $ 0.54          $ 0.17
            DECEMBER 31, 2003                         $ 0.80          $ 0.40

HOLDERS

We have approximately 200 record holders of our common stock as of December 31, 2005, according to a shareholders' list provided by our transfer agent as of that date and our records relating to issuable shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLAN

         Set forth in the table below is information regarding awards made through compensation plans or arrangements through September 30, 2005, the most recently completed fiscal year.

                                                                                              Number of securities
                                                                                              remaining available for
                                                                                              future issuance under
                                   Number of securities to         Weighted average           equity compensation
                                   be issued upon exercise         exercise price of          plans (excluding
                                   of outstanding options,         outstanding options,       securities reflected in
Plan Category                      warrants and rights             warrants and rights        column 2)
---------------------------------  ---------------------------     -----------------------    -----------------------
Equity Compensation Plans
Approved by Security Holders              3,225,000                         N/A                       -0-

Equity Compensation Plans
Not Approved by Security Holders               N/A                          N/A                       N/A

1.  Includes Converted Preferred Shares

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

On September 29, 2005, the Company issued 179,122 shares of restricted common stock to consulting services totaling $50,000. The shares were valued at $0.0977 per share.

On September 29, 2005, the Company issued 416,667 shares of restricted common stock for notes payable totaling $50,000. The shares were valued at $0.12 per share.

On September 27, 2005, the Company issued 2,839,665 shares of restricted common stock to retire debt totaling $174,843. Of the shares issued, 1,944,965 were valued at $0.0669 per share and 894,700 were valued at $0.05 per share.

On September 20, 2005, the Company issued 625,000 shares of restricted common stock to for interest expense totaling $31,250. The shares were valued at $0.05 per share.

On September 8, 2005, the Company issued 2,125,000 shares of restricted common stock to an investor in exchange for cash totaling $42,500. The shares were valued at $0.02 per share.

On September 8, 2005, the Company issued 250,000 shares of restricted common stock to in settlement of a finder's fee totaling $5,000. The shares were valued at $0.02 per share.

On August 30, 2005, the Company issued 1,284,000 shares of restricted common stock to retire debt totaling $64,200. The shares were valued at $0.05 per share.

On August 17, 2005, the Company issued 664,455 shares of restricted common stock in settlement of accounts payable totaling $26,222. The shares were valued at $0.117 per share.

On August 9, 2005, the Company issued 2,500,000 shares of restricted common stock to an investor in exchange for cash totaling $50,000. The shares were valued at $0.02 per share.

On July 26, 2005, the Company issued 20,000,000 shares of restricted series S preferred stock to U.S. Microbics totaling $20,000. The shares were valued at $0.001 per share.

On July 26, 2005, the Company issued 1,500,000 shares of restricted common stock to an investor in exchange for cash totaling $30,000. The shares were valued at $0.02 per share.

On July 26, 2005, the Company issued 950,000 shares of restricted common stock to an investor in exchange for cash totaling $32,500. Of the shares issued 625,000 were valued at $0.04 per share and 325,000 were valued at $0.02 per share.

On July 26, 2005, the Company issued 625,000 shares of restricted common stock to an investor in exchange for cash totaling $25,000. The shares were valued at $0.04 per share.

On July 26, 2005, the Company issued 125,000 shares of restricted common stock in settlement of a finder's fee totaling $5,000. The shares were valued at $0.04 per share.

On June 28, 2005, the Company issued 781,700 shares of restricted common stock to West Coast Fermentation to satisfy an intercompany balance totaling $46,900. The shares were valued at $0.06 per share.

On June 9, 2005, the Company issued 154,833 shares of restricted common stock to satisfy debt totaling $9,290. The shares were valued at $0.06 per share.

On June 9, 2005, the Company issued 1,000,000 shares of restricted common stock to an investor in exchange for cash totaling $30,000. The shares were valued at $0.03 per share.

On May 31, 2005, the Company issued 2,500,000 shares of restricted common stock to an investor in exchange for cash totaling $50,000. The shares were valued at $0.02 per share.

On May 31, 2005, the Company issued 2,000,000 shares of restricted common stock to an investor in exchange for cash totaling $50,000. The shares were valued at $0.025 per share.

On May 31, 2005, the Company issued 83,300 shares of restricted common stock in exchange for consulting services totaling $5,000. The shares were valued at $0.06 per share.

On April 25, 2005, the Company issued 62,500 shares of restricted common stock to in exchange for consulting services totaling $5,000. The shares were valued at $0.08 per share.

On April 1, 2005, the Company issued 100,000 shares of restricted common stock to an officer for accrued expenses totaling $7,500. The shares were valued at $0.075 per share.

On March 31, 2005, the Company issued 75,000 shares of restricted common stock in exchange for consulting services totaling $3,675. The shares were valued at $0.049 per share.

On March 16, 2005, the Company issued 88,265 shares of restricted common stock to in exchange for consulting services totaling $15,000. Of the shares issued 22,625 were valued at $0.221 per share, 29,410 were valued at $0.17 per share, and 36,230 were valued at $0.138 per share.

On December 22, 2004, the Company issued 169,290 shares of restricted common stock to in exchange for cash received and partial deposit for Water Machines totaling $20,315. The shares were valued at $0.12 per share.

On December 6, 2004, the Company issued 25,345 shares of restricted common stock in exchange for consulting services totaling $5,500. The shares were valued at $0.2170 per share.

On November 30, 2004, the Company issued 25,000 shares of restricted common stock in exchange for consulting services totaling $7,500. The shares were valued at $0.30 per share.

On November 23, 2004, the Company issued 855,000 shares of restricted common stock to in exchange for cash received and deposit for Water Machines totaling $200,000. Of the shares issued 163,000 were valued at $0.2454 per share and 692,000 were valued at $0.2312 per share.

On November 14, 2004, the Company issued 27,500 shares of restricted common stock in exchange for consulting services totaling $5,500. The shares were valued at $0.20 per share.

On October 29, 2004, the Company issued 500,000 shares of restricted common stock to an investor in exchange for cash totaling $100,000. The shares were valued at $0.21 per share.

On October 21, 2004, the Company issued 50,000 shares of restricted common stock to an investor in exchange for cash totaling $10,000. The shares were valued at $0.20 per share.

On October 4, 2004, the Company issued 5,000 shares of restricted common stock in exchange for consulting services totaling $1,850. The shares were valued at $0.37 per share.

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

The company plans to complete and close at least two of five existing projects in South Carolina, promote new work in Florida and the southeast U.S. spanning underground clean-ups from leaking tanks, soil remediation and groundwater remediation for "brownfield" property restorations and coastal restoration work to remediate contaminants found in ports and harbors.

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

Revenue Recognition

Revenue for product sales is recognized at the time the product is shipped to or picked up by the customer. Revenues from time and material contracts are recognized as the services are performed. Revenue for short-term engineering orremediation services is recognized at the completion of the contract. Sales under long-term contracts are accounted for under the percentage of completion method. Revenues are recognized as the actual cost of work performed related to the estimate at completion. Profits expected to be realized on contracts are based on the Company's estimates of total contract sales value and costs at completion. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to income.

On some jobs in the state of South Carolina, the estimated cost of completion has increased during the year ended September 30, 2005 from the original project estimate, so that the percentage complete (and revenue recognition) is not increasing in proportion to costs incurred. Therefore, the Balance Sheet item "Costs and estimated profits in excess of billings" has been increasing at a higher rate that the revenue recognized using the cost percentage complete method. The estimated cost to complete on all jobs in reviewed quarterly and adjustments are made as required.

         Results of Operations For Year Ended September 30, 2005
         -------------------------------------------------------

The company incurred a net loss of $1,627,719 for the year ended September 30, 2005, compared to $3,316,635 for the year ended September 30, 2004. The company had negative cash flows from operations of $887,591 for the year ended
September 30, 2005, compared to negative cash flows from operations of $1,251,172 for the year ended September 30, 2004. Basic and diluted net loss per share was $0.04, for the year ended September 30, 2005 and $0.15 for the year ended September 30, 2004. Weighted average common shares outstanding increase from 22,313,409 for the year ended September 30, 2004 to 43,249,462 for the year ended September 30, 2005.

The company's revenues for year ended September 30, 2005 were $1,094,775 compared to $234,018 for the year ended September 30, 2004, an increase of 368 percent. Revenues for the year ended September 30, 2005, consisted primarily of bio-remediation of hydro-carbons in contaminated soil for the projects in Mexico. The company incurred a gross profit for the year ended September 30, 2005 of $287,092 compared to $39,213 gross loss for the year ended September 30, 2004.

The increase in revenues for the year ended September 30, 2005 is due primarily to the ongoing work on projects in Mexico.

During the year ended September 30, 2005, the company incurred $1,762,396 in selling, general and administrative expenses, compared to $3,104,724 for the year ended September 30, 2004. The decrease in selling, general and administrative expenses of approximately $1,342,328 was primarily due to decreases in legal, accounting, and payroll expenses.

Depreciation expense for the year ended September 30, 2005 was $13,233 compared to $5,098 for the year ended September 30, 2004. The increase was due principally to the purchase of computer systems. Interest expense for the years September 30, 2005 and 2004 respectively were $141,027 and $171,032. During this year notes payable decreased by $55,218 and therefore a decrease in interest expense.

The company is not expecting to increase revenues during the first quarter of fiscal 2006, and based on the current financial condition of the company, additional capital will be required in order for the company to maintain its ongoing operations.

         Liquidity and Capital Resources:
         --------------------------------

As of September 30, 2005, we had a working capital of $430,810 compared to a $24,893 at September 30, 2004 or a increase of $405,917 in the working capital. As a result of our operating losses incurred during the year ended September 30, 2005, we generated a cash flow deficit of $887,591 from operating activities. Cash flows used in investing activities deficit of $ 390,942 during the year ended 2005. We met our cash requirements during this period through the issuance of common and preferred stock totaling $ 605,940 and $526,926 in proceeds from issuance of common stock under the employee stock option plan. Cash totaled $ 7,098 as of September 30, 2005.

The company will need to continue to raise funds by various financing methods such as private placements and its equity line to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the company will be able to raise such capital on terms acceptable to the company, if at all.

While we have raised capital to meet our working capital and financing needs in the past, however, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We have obtained financing in the form of equity in order to provide the necessary working capital. On June 10, 2004, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC ("Fusion") a Chicago-based institutional investor. Under terms of the agreement, Fusion has agreed to purchase from the company up to $6.0 million of our common stock over a 24-month period. Since the Securities & Exchange Commission declared effective a registration statement covering the securities issued or issue able to Fusion on November 9, 2004, each month the company has the right to sell to Fusion up to $250,000 of its common stock at a purchase price based upon the market price of the company's common stock on the date of each sale without any fixed discount to the market price. The company's may also require Fusion to purchase lesser or greater amounts of its common stock each month up to $6.0 million in the aggregate. The company has the right to control the timing and the amount of stock sold to Fusion Capital. The company has the right to terminate the agreement at any time without any additional cost. The company also has the right, at its election to enter into a new agreement with Fusion Capital under which Fusion would be required to purchase up to an additional $6.0 million of the company's common stock on the same terms and conditions as the original agreement.

In addition, on August 4, 2004, the company entered into a loan agreement and convertible promissory note with Fusion Capital to borrow $200,000 at annual interest rate of 10%. The Note matured on January 31, 2005, and may be redeemed by us, subject to Fusion Capital's right to convert any outstanding principal and accrued interest due into our common shares. The Note shall convert at a price equal to the lesser of (i) 50% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or (ii) $0.25 per share. In connection with the Note, Fusion Capital was issued 250,000 warrants with an exercise price of $.275 per share.. If the Note is converted, the company may issue more than 840,000 shares of our common stock to Fusion Capital, including interest as of the conversion date. The company has registered up to 1,500,000 in connection with the conversion of the Note to preserve its option to utilize its cash resources for purposes other than paying down the Note.

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

During fiscal year ended September 30, 2005, the Company projects expenditures for plant and equipment of approximately from $500,000 to $750,000 and research and development costs of less than $150,000, assuming the company raises projected capital.

The independent auditor's report on the company's September 30, 2005 financial statements included in this Annual Report states that the company's recurring losses raise substantial doubts about the company's ability to continue as a going concern.

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R

--------------------------------------------

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

Inflation
Our opinion is that inflation has not had a material effect on our operations.

ITEM 7.  FINANCIAL STATEMENTS

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                          SEPTEMBER 30, 2005 AND 2004

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

                          Index to Financial Statements

--------------------------------------------------------------------------------

                                                                       Page No.
                                                                       --------

Report of Independent Registered Public Accounting Firm                  F-3

Consolidated Balance Sheets at September 30, 2005 and 2004               F-4

Consolidated Statements of Losses for the years ended
  September 30, 2005 and 2004                                            F-5

Consolidated Statements of Stockholders' Equity for
  the years ended September 30, 2005 and 2004                         F-6 - F-7

Consolidated Statements of Cash Flows for the years ended
  September 30, 2005 and 2004                                            F-8

Notes to Consolidated Financial Statements                           F-9 - F-26

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sub Surface Waste Management of Delaware, Inc.
Carlsbad, CA

We have audited the accompanying consolidated balance sheets of Sub Surface Waste Management of Delaware, Inc. and its wholly-owned subsidiary (the "Company") as of September 30, 2005 and 2004 and the related consolidated statements of losses, stockholders' equity, and cash flows for the two years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the two years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O, the Company has sustained recurring losses from operations and is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note O. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                               --------------------------------------------
                                   Russell Bedford Stefanou Mirchandani LLP
                                               Certified Public Accountants

New York, New York
December 29, 2005

                                   SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                             SEPTEMBER 30, 2005 AND 2004

                                                                                          2005              2004
                                                                                     -------------     -------------
ASSETS
     CURRENT ASSETS:
     Cash and cash equivalents                                                       $      7,098      $        612
     Restricted cash (Note C)                                                              35,573           122,442
     Accounts receivable, net                                                             191,823            25,501
     Due from affiliates                                                                  765,865           418,319
     Prepaid expenses and other assets                                                      6,075               369
     Costs and estimated profit in excess of billings  (Note B)                           188,174           217,717
                                                                                     -------------     -------------
         TOTAL CURRENT ASSETS                                                           1,194,608           784,960

PROPERTY AND EQUIPMENT (Note D)
     Office furniture and equipment                                                        27,137            26,180
     Manufacturing equipment                                                               56,836             5,147
     Vehicle                                                                                8,851             8,851
                                                                                     -------------     -------------
                                                                                           92,824            40,178
Less: accumulated depreciation                                                            (24,738)          (11,505)
                                                                                     -------------     -------------
                                                                                           68,086            28,673

OTHER ASSETS                                                                               54,069             2,919
                                                                                     -------------     -------------
         TOTAL ASSETS                                                                $  1,316,763      $    816,552
                                                                                     =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities, net (Note  E)                         $    363,449      $    316,102
          Due to affiliates, net                                                          114,199           102,597
   Notes payable - current portion (Note F)                                               286,150           341,368
                                                                                     -------------     -------------
         TOTAL CURRENT LIABILITIES                                                        763,798           760,067

                                                                                     -------------     -------------
         TOTAL LIABILITIES                                                                763,798           760,067
                                                                                     -------------     -------------

Commitments and Contingencies (Note L)

STOCKHOLDERS' EQUITY
     Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
         Series A; 15,000,000 shares authorized; 5,812,665 and 5,734,665 issued and outstanding as of September 30, 2005 and 2004, respectively
         aggregate liquidation preference $58,126,650 and $57,346,650, respectively         5,813             5,735
     Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
         Series B; 5,000,000 shares authorized; 150,000 issued and outstanding as of September 30, 2005 and 2004,
         aggregate liquidation preference $1,500,000                                          150               150
     Non-Convertible preferred stock, $.001 par value;
         Series S; 20,000,000 shares authorized; 20,000,000 and 0,
         issued and outstanding as of September 30, 2005 and 2004, respectively
         aggregate liquidation preference $20,000,000 and $ 0, respectively                20,000                --

   Common stock; $.001 par value; 300,000,000 shares authorized;
        62,877,460 and 35,860,574 shares issued and outstanding at September 30,
        2005 and 2004, respectively                                                        62,877            35,861
     Additional paid-in capital                                                        13,161,570        11,096,865
     Stock Subscription Receivable                                                         (2,600)               --
     Deferred equity issuance cost (Note G)                                              (768,500)         (783,500)
     Deferred financing costs (Note G)                                                   (184,270)         (184,270)
     Accumulated deficit                                                              (11,742,075)      (10,114,356)
                                                                                     -------------     -------------
     TOTAL STOCKHOLDERS' EQUITY                                                           552,965            56,485
                                                                                     -------------     -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  1,316,763      $    816,552
                                                                                     =============     =============

            (The accompanying notes are an integral part of these consolidated financial statements)





                    SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                          CONSOLIDATED STATEMENTS OF LOSSES
                   FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                           2005              2004
                                                      -------------     -------------
Revenues                                              $  1,094,775      $    234,018

Cost of revenues                                           807,683           273,231
                                                      -------------     -------------

Gross profit (loss)                                        287,092           (39,213)

Operating Expenses:
     Selling, general and administrative expenses        1,762,396         3,104,724
     Depreciation                                           13,233             5,098
                                                      -------------     -------------
Total operating expenses                                1, 775,629         3,109,822

Loss from operations                                    (1,488,537)       (3,149,035)

Other income (expense):
     Interest income                                         1,845             3,432
     Interest expense                                     (141,027)         (171,032)
                                                      -------------     -------------
Total other expense                                       (139,182)         (167,600)

Loss before income taxes                                (1,627,719)       (3,316,635)

Income tax expense                                              --                --
                                                      -------------     -------------

Net loss                                              $ (1,627,719)     $ (3,316,635)

Net loss per common share (basic and diluted)                (0.04)            (0.15)
                                                      =============     =============

Weighted average common shares outstanding              43,249,462        22,313,409
                                                      =============     =============

     (The accompanying notes are an integral part of these consolidated financial statements)





                                           SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             FOR THE TWO YEARS ENDED SEPTEMBER 30, 2005

                                                                                                Deferred
                                                                      Additional   Deferred     Equity
                         Preferred Stock           Common Stock        Paid-in    Financing     Issuance    Accumulated
                       Shares      Amount      Shares       Amount     Capital     Costs         Costs        Deficit        Total
                    -----------   -------   -----------   -------    ----------  ---------     ---------  ------------    ----------
Balance at
  October 1,
  2003               5,360,000    $5,360    17,490,784    $17,491   $ 6,312,221  $     --      $      --  $ (6,797,721)   $(462,649)

Shares issued in
  exchange for
  cash, net of
  finder cost
  of $21,500                --        --     3,367,445      3,367       557,436         --            --            --      560,803
Shares issued to
  employees as
  stock bonus               --        --       545,000        545       144,205         --            --            --      144,750

Shares issued to
  consultants for
  services                  --        --     2,633,178      2,633       589,983         --            --            --      592,616
Shares issued to
  related parties
  for settlement
  of notes
  payable
  and accrued
  interest                  --        --       862,800        863       154,637         --            --            --      155,500
Shares issued to
  note holders
  for settlement
  of notes
  payable
  and accrued
  interest                  --        --     5,669,700      5,670       868,179         --            --            --      873,849
Shares issued to
  a vendor
  for settlement
  of outstanding
  invoices                  --        --       441,667        442       133,308         --            --            --      133,750
Shares issued to
  for acquisition
  of 50% interest
  in equipments
  for lease                 --        --     2,000,000      2,000       398,000         --            --            --      400,000
Commons shares
  issued upon
  conversion of
  preferred A
  stocks              (360,000)     (360)    1,800,000      1,800        (1,440)        --            --            --           --
Shares issued as
  commitment
  shares for
  equity line               --        --     1,050,000      1,050       287,450         --      (288,500)           --           --
Value of warrants
  for 2,000,000
  commons shares
  issued for
  Equity line               --        --            --         --       495,000         --      (495,000)           --           --
Value of warrants
  for 250,000
  commons shares
  issued for
  note payable
  for $200,000              --        --            --         --        67,500         --            --            --       67,500
Financing
  expenses
  related to
  convertible
  note payable
  for $ 650,000             --        --            --         --       315,000         --            --            --      315,000
Financing
  expenses
  related to
  convertible
  note payable
  for $ 200,000             --        --            --         --        40,000         --            --            --       40,000
Preferred Series
  A issued to
  related parties
  for settlement
  of due to
  related parties      326,665       327            --         --       293,673         --            --            --      294,000
Preferred Series
  A issued to
  a related party
  for consulting
  services             240,000       240            --         --       215,760         --            --            --      216,000

                                                               F-6a




Preferred Series
  A issued to

  employees upon
  exercise of
  options              168,000       168            --         --        41,832         --            --            --       42,000
Preferred Series
  B issued as
  collateral for
  letters of
  credit               150,000       150                                184,120   (184,270)           --            --           --

Net loss                    --        --            --         --            --         --            --    (3,316,635)  (3,316,635)
                    -----------   -------   -----------   -------   -----------  ----------   ----------  -------------  -----------
Balance at
  September 30,
  2004               5,884,665    $5,885    35,860,574    $35,861   $11,096,864  $(184,270)   $ (783,500) $(10,114,356)  $   56,484
                    ===========   =======   ===========   =======   ===========  ==========   =========== =============  ===========

                                                              F-6b




                                           SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             FOR THE TWO YEARS ENDED SEPTEMBER 30, 2005

                                                                                               Deferred
                                                                        Additional   Deferred   Equity
                        Preferred Stock          Common Stock   Sub      Paid-in    Financing  Issuance   Accumulated
                    Shares      Amount     Shares     Amount   Receiv    Capital      Costs      Costs      Deficit       Total
                  -----------  --------  ----------  -------  -------  -----------  ---------  ---------  ------------  -----------
  Total brought
   forward          5,884,665  $  5,885  35,860,574  $35,861  $    --  $11,096,864  $(184,270) $(783,500) $(10,114,356) $    56,484

Shares issued
for cash                   --        --  12,615,957   12,616       --      593,323         --         --            --      605,939
Shares issued in
  exchange for
  a finder's fee           --        --     375,000      375       --         (375)        --         --            --           --
Shares issued for
  employee stock
  option plan              --        --   4,654,000    4,654       --      522,274         --         --            --      526,928
Shares issued to
  employees for
  bonus at 0.35            --        --     246,000      246       --       85,854         --         --            --       86,100

Shares issued to
  employee for
  payroll                  --        --     509,615      510       --       40,260         --         --            --       40,770

Shares issued for
 Settlement of accounts
  payable                  --        --   1,090,429    1,090       --      160,391         --         --            --      161,481

Shares issued to
  consultants for
  services                 --        --   1,371,032    1,371       --      173,654         --         --            --      175,025

Shares issued for
  note payable
  and interest
  expense                  --        --   4,903,498    4,903       --      274,680         --         --            --      279,583

Shares issued for
  accrued expenses         --        --     781,700      782       --       46,118         --         --            --       46,900

Common stock
  issued for
  deposit to
  Water Machines           --        --      83,334       83       --        9,917         --         --            --       10,000

Common stock
  issued for
  stock subscription
  receivable               --        --       41,666      41   (5,000)       4,959         --         --            --           --
Cash received
  for stock
  subscription
  receivable                                                    2,400                                                         2,400
Shares issued for
  a partial
  payment
  on advance from
  Fusion at 0.232
  per share                --        --      64,655       65       --       14,935         --         --            --       15,000
Value of options
  for 1,400,000
  commons shares
  issued for
  consulting
  expenses                 --        --          --       --       --      120,574         --         --            --      120,574
Commons shares
  issued upon
  conversion of
  preferred A
  stocks              (56,000)      (56)    280,000      280       --         (224)        --         --            --           --

Cash received and
  Restricted
  Series A
  options
  exercised             5,000         5          --       --       --        1,245         --         --            --        1,250
Preferred Series
  A issued to
  a related party
  for consulting
  services              8,000         8          --       --       --        1,992         --         --            --        2,000
Preferred Series
  A issued to
  employees upon
  exercise of
  options             121,000       121          --       --       --       30,129         --         --            --       30,250
Preferred Series
  S issued to
  U.S.Microbics    20,000,000    20,000          --       --       --           --         --         --            --       20,000
Shares issued
  for deferred
  issuance cost            --        --          --       --       --      (15,000)        --     15,000            --           --

Net loss                   --        --          --       --       --           --         --         --    (1,627,719)  (1,627,719)
                  -----------  --------  ----------  -------  -------  -----------  ---------  ---------  ------------  -----------
Balance at
  September 30,
  2005             25,962,665  $ 25,963  62,877,460  $62,877  $(2,600) $13,161,570  $(184,270) $(768,500) $(11,742,075) $   552,965
                  ===========  ========  ==========  =======  ======== ===========  ========== ========== ============= ============

                             (The accompanying notes are an integral part of these consolidated financial statements)





                               SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                                   2005           2004
                                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $(1,627,719)   $(3,316,635)
     Adjustment to reconcile net loss to cash used in operating activities:
        Depreciation and amortization                                               13,233         26,473
        Investment write off                                                       150,000        400,000
        Interest expense accruals                                                       --         40,000
        Interest expense credited to Notes Payable                                  96,573             --
        Preferred stocks issued for consulting expenses                              2,000        216,000
        Beneficial conversion on notes payable amortized                            72,792        328,333
        Issuance of stock for bonus or payroll                                     126,870             --
        Common stock issued in exchange for services                               175,024        592,616
        Stock options issued in exchange for services                              120,574             --
     Decrease (increase) in:
        Accounts receivable                                                       (166,322)        43,148
        Cost and estimated profit in excess of billing                              29,543        (61,660)
        Restricted cash                                                             86,869        136,026
        Prepaid expenses and other current assets                                 (191,150)        22,861
        Other current assets                                                        (5,706)          (250)
Increase (decrease) in:
        Accounts payable and accrued expenses                                      229,828        321,916
                                                                               ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                                             (887,591)    (1,251,172)
                                                                               ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                            (52,646)       (18,519)
     Payments for due from affiliates                                             (338,296)      (388,319)
                                                                               ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                                             (390,942)      (406,838)
                                                                               ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Repayment of) proceeds from parent and affiliates                             78,503       (129,213)
     Proceeds from notes payable                                                    70,000      1,060,043
     Proceeds from issuance of common stock, net                                   605,940        705,554
     Issuance of common stock under employee stock option plan                     526,926             --
     Proceeds from issuance of preferred stock                                       1,250             --
     Proceeds from stock subscription receivable                                     2,400             --
                                                                               ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        1,285,019      1,636,384
                                                                               ------------   ------------
NET INCREASE (DECREASE) IN CASH                                                      6,486        (21,626)
CASH AT BEGINNING OF YEAR                                                              612         22,238
                                                                               ------------   ------------
CASH AT END OF YEAR                                                            $     7,098    $       612
                                                                               ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stocks issued in exchange for services                                 175,024        592,616
     Common stocks issued to employees for services                                126,870             --
     Common stock issued for deposits                                               10,000             --
     Preferred stocks issued in exchange for services                                2,000        216,000
     Preferred stocks issued in settlement of accrued expenses                      30,250             --
     Common stock issued in exchange for due to affiliate                               --        155,500
     Common stock issued in settlement of notes payable and accrued interest       279,583        873,849
     Preferred stock issued as deferred financing costs                                 --        182,470
     Preferred stock issued for repayment of due to affiliates                          --        336,000
     Common stock issued in settlement of accounts payable and accrued expenses    208,381        133,750
     Common stock issued to acquire investments for lease                               --        400,000
     Common stock issued as deferred equity issue costs                                 --        288,500
     Common stock issued in settlement of advances                                  15,000             --
     Stock options issued in exchange for services                                 120,574             --
     Stock subscriptions receivable                                                  5,000             --

CASH PAID FOR:
     Interest                                                                  $        --    $        --
     Income taxes                                                              $        --    $        --

        (The accompanying notes are an integral part of these consolidated financial statements)

                                                   F-8


                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

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

As of September 30, 2005 and 2004, U.S. Microbics, Inc., and subsidiaries ("Parent" or "Affiliates") control approximately 89.3% and 60%, respectively, of the outstanding stock of the Company.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, and money market accounts readily convertible into cash and purchased with original maturities of three months or less.

Accounts Receivable
-------------------

The Company has elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to recognize bad debts; however, the effect of using the direct write-off method is not materially different from the results that would have been obtained under the allowance method.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expenses as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purpose. The estimated useful lives for significant property and equipment categories are as follows:

Computer Equipment         5 years
Machinery and equipment    7 years
Vehicles                   5 years

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

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and product development costs of $0 and $25,000 for the years ended September 30, 2005 and 2004, respectively.

Income Taxes
------------

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in opinion of management, it is more likely than not some portion or all of the deferred tax assets will not be realized.

The Company currently has substantial net operating loss carryforwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

Net Loss Per Common Share
-------------------------

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2005 and 2004, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Revenue Recognition
-------------------

Revenue for product sales is recognized at the time the product is shipped to or picked up by the customer. Revenues from time and materials contracts are recognized as the services are performed. Revenue for short-term engineering or remediation services is recognized at the completion of the contract. Sales under long-term contracts are accounted for under the percentage of completion method. Revenues are recognized as the actual cost of work performed related to the estimate at completion. Profits expected to be realized on contracts are based on the Company's estimates of total contract sales value and costs at completion. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to income.

The asset, "Cost and estimated profit in excess of billings" represents revenue recognized in excess of amounts billed.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

NOTE A - SUMMARY OFACCOUNTING POLICIES (CONTINUED)

Advertising
-----------

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $117 for both the years ended September 30, 2005 and 2004.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year. These reclassifications had no affect on previously reported results of operations or retained earnings.

Liquidity
---------

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,627,719 and $3,316,635 during the years ended September 30, 2005 and 2004, respectively. The Company's current assets exceeded its current liabilities by $430,810 and $24,893, as of September 30, 2005 and 2004, respectively.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at September 30, 2005 and 2004.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the relat ed option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended September 30, 2005 and 2004.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note H):

                                                                    For the years ended
                                                                        September 30,
                                                                     2005          2004
                                                              ------------   ------------
Net loss - as reported                                          $(1,627,719)   $(3,316,635)
Add: Total stock based employee compensation expense as
     reported under intrinsic value method (APB. No. 25)                 --             --
Deduct: Total stock based employee compensation expense
     as reported under fair value based method (SFAS No. 123)            --         62,940
                                                                ------------   ------------
Net loss - Pro Forma                                            $(1,627,719)   $(3,379,575)
                                                                ============   ============

Net loss attributable to common stockholders - Pro forma        $(1,627,719)   $(3,379,575)
Basic (and assuming dilution) loss per share - as reported      $     (0.04)   $     (0.15)
Basic (and assuming dilution) loss per share - Pro forma        $     (0.04)   $     (0.15)

                                            F-11


                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income
--------------------

The company had no items of other comprehensive income in any period presented. Therefore, net loss as presented in the Company's Statements of losses equal comprehensive loss.

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

Contingencies
-------------

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Financial Instruments
---------------------

The Company's financial instruments are cash and cash equivalents, accounts receivable, accounts payable, notes payable, and long-term debt. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable and long-term debt approximate their fair values, as interest approximates market rates.

New Accounting Pronouncements
-----------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, INVENTORY COSTS-- AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (continued)
-----------------------------------------

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Compan y does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact t he Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

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

FASB Interpretation No. 47 ("FIN 47") "Accounting for Conditional Asset Retirement Obligations" was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect adoption of FIN 47 to have a material effect on its Consolidated Financial Statements.

In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS No. 154"), was issued, which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." Among other changes, SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires accounting for a change in method of depreciating or amortizing a long-lived non-financial asset as a change in accounting estimate (prospectively) affected by a change in accounting principle. Further, the Statement requires that corrections of errors in previously issued financial statements to be termed a "restatement." The new standard is effective for accounting changes and error corrections made in fiscal years beginning after December 15 , 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its Consolidated Financial Statements.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

NOTE B - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLING

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the consolidated balance sheet. These amounts are stated at estimated realizable value and aggregated $188,174 and $217,717 at September 30, 2005 and 2004, respectively.

The Company had one project that has costs exceed the contract amount. The Company recognized a project loss of $ 8,159. The Company is in the process of reviewing anticipated costs to complete in an effort to report an appropriate liability if necessary.

The details of cost of estimated earnings in excess of billing are as follows:

---------------------------------------------  --------------------------
                                                     SEPTEMBER 30,
---------------------------------------------  --------------------------
                                                   2005           2004
---------------------------------------------  ------------  ------------
Cost incurred on contracts and estimated
  earnings to date                             $   784,354   $   707,147
Less: Cumulative billing                           596,180       489,430
---------------------------------------------  ------------  ------------
     Cost and estimated earnings in
         excess of billing                     $   188,174   $   217,717
=============================================  ============  ============

NOTE C - RESTRICTED CASH

As of September 30, 2005, restricted cash consists of one certificate of deposit $34,942 and accrued interest, which totals $35,573. The certificate of deposit is pledged as collateral on letter of a credit (see Note L) issued to the State of South Carolina in lieu of performance bonds on a remediation project for McGill's Store.

As of September 30, 2004, restricted cash consists of two certificate of deposits. One certificate of deposit was issued by Community National Bank is for $87,500 and served as collateral for a letter of credit issued to the State of South Carolina, on the Off Ramp #83 job in the amount of $175,000. The letter of credit is dated May 22, 2004 and expired on June 22, 2005.

The second certificate of deposit issued by Bank of America is for $34,942, and earns interest at the rate of 2.0% per annum, and serves as collateral for a letter of credit issued to the State of South Carolina, on the McGill's Store job in the amount of $67,567. The letter of credit is dated September 12, 2005 and expires on September 18, 2006. The certificate of deposit will be released as collateral for the letter of credit when the McGill's Store job project is completed, which is expected to occur prior to the expiration of the letter of credit on September 18, 2006. If necessary, the letter of credit could be extended if additional time is required to complete the job.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                     2005           2004
                                                  ---------       ---------
Manufacturing equipment                           $ 56,836        $  5,147
Office furniture and equipment                      27,137          26,180
Vehicle                                              8,851           8,851
                                                  ---------       ---------
                                                    92,824          40,178
Less: accumulated depreciation                     (24,738)        (11,505)
                                                  ---------       ---------
                                                  $ 68,086        $ 28,673
                                                  =========       =========

Depreciation expense for the years ended September 30, 2005 and 2004 was $13,233 and $5,098, respectively.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

                                                     2005              2004
                                                  ----------       -----------
Accounts payable                                  $  333,884       $   246,841
Accrued expenses
Interest                                              29,565            69,261
                                                  ----------       -----------
                                                  $  363,449       $   316,102
                                                  ==========       ===========

NOTE F - NOTES PAYABLE

Notes payable to related parties at September 30, 2005 and 2004 consists of the following:

                                                                                  2005                          2004
                                                                                ----------                   ----------

Fusion Capital Note Payable (terms described below)                             $   200,000               $      200,000

Debt discount - beneficial conversion feature, net of accumulated
Amortization of $40,000 and $13,333 as of September 30, 2005 and 2004, respectively     --                      (26,667)
(the above amortization contradicts with second to last paragraph of next page)

Debt discount - value attributable to warrants issued with Note, net of accumulated amortization of $ 67,500 and $21,375 as of
September 30, 2005 and 2004, respectively                                               --                      (46,125)

Fusion Capital Advance (terms described below)                                      85,000                          --

Notes payable (2) of $8,150 and $8,500 to the Chief Operating Officer of U.S.
Microbics, Inc.: interest is charged at 10% per annum; unsecured and is payable on March 8, 2005 and April 17, 2005 respectively. The company is in default under
the terms of this agreement.                                                         1,150                        1,150

Notes payable (2) of $ 50,000 and $ 50,000: interest is charged at 20% per annum; unsecured and is payable February 2, 2004 and February 3, 2004
respectively.                                                                           --                     100,000

Convertible note payable, interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in September 2003;
Note- holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $0.50 per share or 50% of the Company's common stock fair market value of the
Company's common stock based upon a ten day moving average closing price over a
ten (10) day period.                                                                    --                      60,000

Convertible note payable , interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in September 2003;
Note-holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or 50% of the Company's common stock fair market value of the
Company's common stock based upon a ten day moving average closing price over a
ten (10) day period.                                                                    --                      45,000

Note payable to an entity controlled by the President of U.S. Microbics, Inc.;
interest is charged at 10% per annum; unsecured and due in April 2005                   --                       8,010

                                                                                ----------                   ----------

Total                                                                              286,150                     341,368
Less: current portion                                                              286,150                     341,368
                                                                                ----------                   ----------
                                                                                $                            $      --
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

During the year ended September 30, 2005, the Company issued an aggregate of 4,903,498 of common stock to settle certain note payable balances that were outstanding as of September 30, 2004.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

NOTE F - NOTES PAYABLE (CONTINUED)

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

Fusion Capital Note Payable
---------------------------

During August 2004, the Company received gross proceeds of $200,000 for a convertible note payable bearing 10% interest rate on January 31, 2005. The Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $0.25 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a twelve day moving average closing price over a ten(12) day period.

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

The Company amortized $26,667, and $13,333 for the year ended 2005 and 2004 of the discount associated with the beneficial conversion feature to interest expense.

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

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

NOTE G - STOCKHOLDER'S EQUITY

Equity Line
-----------

On June 10, 2004, the Company entered into a common stock purchase agreement to sell up to $6 million of the Company's common stock to Fusion Capital Fund, LLC ("Fusion"). Under the terms of the agreement the Company periodically may choose to sell shares of its common stock to Fusion. If the Company elects to sell shares to Fusion, then the purchase price for such shares will be the lesser of
(i) the lowest sale price of the common stock on the purchase date; or (ii) the average of the three (3) lowest closing sale prices of the common stock during the twelve (12) consecutive trading days prior to the date of a purchase by Fusion Capital.

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

The Company valued these shares at aggregate of $288,500 based on the market price. This amount has been capitalized as deferred equity issuance cost, with an addition to additional paid-in capital, on the Company's financial statements for the year ending September 30, 2005.

The warrants to purchase 2,000,000 shares of common stock at prices ranging from $0.50 to $2.00 per share to Fusion were valued based on the Black-Scholes calculation model. These warrants are deemed to have a combined value of $495,000. This amount has been capitalized as deferred equity issuance cost, with an addition to additional paid-in capital, on the Company's financial statements for the year ending September 30, 2005.

Fusion Capital Advance
----------------------

During the year ended September 30, 2005, Fusion Capital Fund II, LLC ("Fusion") made an advance to the Company of $100,000 on the $6,000,000 equity line. Simultaneously, the Company issued Fusion 64,655 shares of common stock as a partial repayment of the advance. The shares were valued at approximately $0.232 per share or a total value of $15,000. As of September 30, 2005 the Company owes Fusion $85,000 regarding the equity line advance. The advance is non-interest bearing and can be repaid by further issuances of stock to Fusion under the equity line. As of November 28, 2005, the company would have to issue approximately shares of 944,000 common stock to repay the advance.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

NOTE G - STOCKHOLDER'S EQUITY

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

As of September 30, 2005 The Company has issued a new series of stock. The Company has authorized 20,000,000 shares of Preferred Stock as Series S Preferred Stock, par value $0.001 per share. Each share of the Series S Preferred Stock shall be entitled to twenty votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. In addition, the holders of the Series S Preferred Stock shall have the right to vote, separately as a single class, at a meeting of the holders of the Series S Preferred Stock or by such holders' written consent or at any annual or special meeting of the stockholders of the Corporation on any of the following matters: (i) the creation, authorization, or issuance of any class or series of shares ranking on a parity with or senior to the Series S Preferred Stock with respect to dividends or upon the liquidation, dissolution, or winding up of the Corporation, and (ii) any agreement or other corporate action which would adversel y affect the powers, rights, or preferences of the holders of the Series S Preferred Stock.

The holders of record of the Series S Preferred Stock shall be entitled to receive cumulative dividends at the rate of ten percent per annum on the face value ($.01 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, unless any holder of the Series S Preferred Stock elects to have dividends paid in shares of the Series S Preferred Stock. Dividends on shares of the Series S Preferred Stock that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on each December 31, March 31, June 30 and September 30. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series S Preferred Stock shall have been declared and paid.

Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, and after payment of any senior liquidation preferences of any series of Preferred Stock and before any distribution or payment is made with respect to any Common Stock, holders of each share of the Series S Preferred Stock shall be entitled to be paid an amount equal in the greater of (a) the face value denominated thereon subject to adjustment for stock splits, stock dividends, reorganizations, reclassification or other similar events (the "Adjusted Face Value") plus, in the case of each share, an amount equal to all dividends accrued or declared but unpaid thereon, computed to the date payment thereof is made available, or (b) such amount per share of the Series S Preferred Stock immediately prior to such liquidation, dissolution or winding up, or (c) the liquidation preference of $1.00 per share, and the holders of the Series S Preferred Stock shall not be entitled to any further payment, such amount pay able with respect to the Series S Preferred Stock being sometimes referred to as the "Liquidation Payments."

Series S Preferred Stock shall not be convertible into any other class or series of the Corporation's securities.

As of September 30, 2005, the Company has issued and outstanding 5,812,665, 150,000 and 20,000,000 shares of convertible preferred Series A, Series B, and Series S respectively.

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

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

NOTE G - STOCKHOLDER'S EQUITY (continued)

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

Preferred stock transactions during the year ended September 30, 2005:

During the year ended September 30, 2005 the Company issued an aggregate of 121,000 shares of Preferred Series A to employees upon exercise of stock options. The proceeds for exercise of stock option was used to settle accrued expenses for a total of $30,250. These shares were valued at a weighted average of $0.25 per share.

During the year ended September 30, 2005 the Company converted 56,000 shares of Preferred Series A shares into 280,000 shares of common stock.

During the year ended September 30, 2005 the Company issued 20,000,000 shares of Preferred Series S shares to the Parent company, U.S. Microbics in settlement of due to affiliate.

During the year ended September 30, 2005 the Company issued 5,000 shares of Preferred Series A to an employee upon exercise of stock option and receipt of $1,250. These shares were valued at $0.25 per share.

During the year ended September 30, 2005 the Company issued 8,000 shares of Preferred Series A to a consultant upon exercise of stock option. Proceed for exercise of stock option was settled for exchange for services for $2,000. These services were valued at $0.25 per share.


Common Stock
------------

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2005 and 2004, the Company has issued and has outstanding 62,877,460 and 35,860,574 shares of common stock, respectively. All valuations of common stock issued for services were based the fair value of the services received which did not differ materially from the value of the stock issued

Common stock transactions during the year ended September 30, 2004:

During the year ended September 30, 2004 the Company issued 3,367,445 shares of restricted common stock in exchange for $560,803, net of finance costs of $21,500.

During year ended September 30, 2004, the stock holders of convertible preferred stock series A elected to convert 360,000 preferred stock series into 1,800,000 common stocks of the Company.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE G - STOCKHOLDER'S EQUITY (continued)

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

For the year ended September 30, 2004, the Company issued 2,000,000 shares of common stock in connection with the acquisition of 50% percent interest in four PureSafe Water Stations for leasing. These shares were valued at $400,000. To be conservative, the Company has elected to expense this investment due to the uncertainty of a new venture.

In August 2004, pursuant to the Fusion Capital Note agreements (see note F), the Company issued a warrant to purchase 250,000 shares of its common stock at a price of $0.275 per share. The Company valued the warrant using the Black-Scholes calculation model, and the warrants were deemed to have a value of $67,500. This amount was recorded as a discount to the Fusion Capital Note and an addition to paid-in capital, and is being charged to expense over the term of the note, or 180 days. During the years ended September 30, 2005 and 2004 the Company recognized $46,125 and $21,375, respectively, of expense in relation to this warrant.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

Common stock transactions during the year ended September 30, 2005:

During the year ended September 30, 2005 the Company issued 12,657,623 shares of restricted common stock in exchange for $610,940, net of finance costs of $19,375.

For the year ended September 30, 2005, the Company issued an aggregate of 375,000 shares of common stock in settlement of a finders fee for a for a total of $10,000. These shares were valued at a weighted average of approximately $0.03 per share.

For the year ended September 30, 2005, the Company issued an aggregate of 4,654,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses.

Net proceeds to the company were $ 447,888. The company incurred expenses of $79,039.

For the year ended September 30, 2005, the Company issued an aggregate of 246,000 shares of common stock to employees in exchange for a total of $86,100 of services rendered. These shares were valued at a weighted average of $0.35 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

For the year ended September 30, 2005, the Company issued an aggregate of 509,615 shares of common stock to employees in exchange for a total of $40,770 of services rendered. These shares were valued at a weighted average of $0.08 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

For the year ended September 30, 2005, the Company issued an aggregate of 1,090,429 shares of common stock to settle accounts payable outstanding balance for a total of $161,481. These shares were valued at a weighted average of approximately $0.15 per share.

During the year ended September 30, 2005, the Company issued an aggregate of 1,371,032 shares of common stock to consultants exchange for a total of $175,025 for services and expenses rendered. These shares were valued at a weighted average of approximately $0.13 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

For the year ended September 30, 2005, the Company issued an aggregate of 4,903,498 shares of common stock to settle notes payable and accrued interest for a total of $279,583. These shares were valued at a weighted average of approximately $0.06 per share.

For the year ended September 30, 2005, the Company issued an aggregate of 781,700 shares of restricted common stock to an affiliate to satisfy a balance due to affiliate for a total of $46,900. These shares were valued at a weighted average of $0.06 per share.

For the year ended September 30, 2005, the Company issued 83,334 shares of restricted common stock valued at $10,000. The Company reported an increase in deposits in regards to this transaction.

During the year ended September 30, 2005 the Company received a $100,000 advance on future stock sales from Fusion Capital. The company issued 64,655 shares of common stock associated with this advance. The transactions were valued at .232 per share. The remaining balance of the advance is $85,000 as of September 30, 2005.

NOTE H - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's Preferred Stock Series A (see Note G) issued to employees of the Company under a non-qualified employee stock option plan.

                          Options Outstanding                        Options Exercisable
                          -------------------                        -------------------
                                                             Weighted                     Weighted
                                         Weighted Average    Average                      Average
          Exercise      Number       Remaining Contractual   Exercise       Number        Exercise
           Prices     Outstanding         Life (Years)        Price       Exercisable       Price
           ------     -----------         ------------        -----       -----------       -----
          $ 0.25         81,000               0.93            $ 0.25         79,000         $0.25
          $ 1.38        280,000               4.75            $ 1.38        280,000         $1.38
          ------        -------               ----            ------        -------         -----
Totals                  361,000               3.58            $  .86        359,000         $ .25
                        =======               ====            ======        =======         =====

                                      F-21


                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees are summarized as follows:

                                                                       Weighted
                                                                       Average
                                                        Number of     Price Per
                                                         Shares         Share
                                                        ---------     ---------
Outstanding at October 1, 2003                            390,000     $    0.25
      Granted                                             293,000          1.33
      Exercised                                          (168,000)        (0.25)
      Canceled or expired                                      --            --
                                                        ---------     ---------
Outstanding at September 30, 2004                         515,000           .86
      Granted                                                  --            --
      Exercised                                          (134,000)        (0.25)
      Canceled or expired                                 (20,000)
                                                        ---------     ---------
Outstanding at September 30, 2005                         361,000     $     .86
                                                        =========     ========

The weighted-average fair value of stock options granted to employees during the year ended September 30, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                              2005         2004
                                                            --------     -------
Significant assumptions (weighted-average):
    Risk-free interest rate at grant date                      --         1.29%

    Expected stock price volatility                            --          135%
    Expected dividend payout                                   --           --
    Expected option life-years (a)                             --         4.50

         (a) The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $1,627,719 and $3,379,575 and $(0.04) $(0.15) for the year ended September 30, 2005 and 2004, respectively.

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

Non-Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2005:

                             Options Outstanding                        Options Exercisable
                             -------------------                        -------------------
                                                                Weighted                      Weighted
                                            Weighted Average    Average                       Average
          Exercise         Number        Remaining Contractual  Exercise       Number         Exercise
           Prices        Outstanding         Life (Years)        Price       Exercisable       Price
           ------        -----------         ------------        -----       -----------       -----
          $ 0.25           20,000                 .58           $ 0.25         20,000         $ 0.25
          $ 0.08        1,000,000                2.81           $ 0.08        500,000         $ 0.08
          $ 0.10          400,000                2.82           $ 0.10             --         $ 0.10
                        1,420,000                2.78           $ 0.08        520,000         $ 0.08
Transactions involving options issued to non-employees are summarized as follows:

                                                                       Weighted
                                                                        Average
                                                        Number of      Price Per
                                                         Shares          Share
                                                        ----------    ----------
Outstanding at October 1, 2003                                  --    $       --
      Granted                                               20,000           .25
      Exercised                                                 --            --
      Canceled or expired                                       --            --
                                                        ----------    ----------
Outstanding at September 30, 2004                           20,000           .25
      Granted                                            1,400,000           .08
      Exercised                                                 --            --
      Canceled or expired                                       --            --
                                                        ----------    ----------
Outstanding at September 30, 2005                        1,420,000    $     0.08
                                                        ==========    ==========

The weighted-average fair value of stock options granted to non-employees during the year ended September 30, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                              2005         2004
                                                            --------     -------
Significant assumptions (weighted-average):
    Risk-free interest rate at grant date                      3.27%        --

    Expected stock price volatility                          122.70%        --
    Expected dividend payout                                   --           --
    Expected option life-years (a)                             3.00         --

(a) The expected option life is based on contractual expiration dates.

The Company has recognized consulting expense of $120,574 and $0, for the non-employee stock option issued for the year ended September 30, 2005 and 2004, respectively.

Non-Employee Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2005:

                             Warrants Outstanding                        Warrants Exercisable
                             --------------------                        --------------------
                                                                Weighted                      Weighted
                                            Weighted Average    Average                       Average
          Exercise         Number        Remaining Contractual  Exercise       Number         Exercise
           Prices        Outstanding         Life (Years)        Price       Exercisable       Price
           ------        -----------         ------------        -----       -----------       -----
       $ 0.25 - $ 0.50      250,000               3.85           $ 0.28         250,000        $ 0.28
       $ 0.50 - $ 1.00    1,000,000               3.70             0.75       1,000,000          0.75
       $ 1.00 - $ 2.00    1,000,000               3.70             1.75       1,000,000          1.75
       ---------------    ---------               ----           ------       ---------        ------
                          2,250,000               3.72           $ 1.14       2,250,000        $ 1.14
                          =========               ====           ======       =========        ======

                                                    F-23

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants issued to non-employees are summarized as follows:

                                                                       Weighted
                                                                        Average
                                                        Number of      Price Per
                                                         Shares          Share
                                                        ----------    ----------
Outstanding at October 1, 2003                                 --            --
      Granted                                           2,250,000          1.14
      Exercised                                                --            --
      Canceled or expired                                      --            --
                                                        ----------    ----------
Outstanding at September 30, 2004                       2,250,000          1.14
      Granted                                                  --            --
      Canceled or expired                                      --            --
                                                        ----------    ----------
      Exercised                                                --            --
Outstanding at September 30, 2005                       2,250,000     $    1.14
                                                        ==========    ==========

During the year ended September 30, 2004, warrants issued to non-employees resulted in a charge of $ 21,375 to interest expense and $495,000 to deferred equity issuance costs. These charges were computed using a Black-Scholes financial model using a volatility of 140.73% using the federal reverse funds guidelines that range from 1.03 to 1.43%.

             SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

NOTE I - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                       2005            2004
                                                   -------------    ------------
Net loss available for common shareholders         $  1,627,719     $ 3,316,635
                                                   =============    ============
Basic and fully diluted loss per share             $      (0.04)    $     (0.15)
                                                   =============    ============
Weighted average common shares outstanding           43,249,462      22,313,409
                                                   =============    ============

For the years ended September 30, 2005 and 2004, 429,643,325 and 25,000,000
potential shares , respectively were excluded from shares used to calculate diluted earnings per share as their inclusion would reduce net losses per share.

NOTE J - RELATED PARTY NOTES PAYABLE

The Company's officers and entities controlled by the Company's officers have advanced the Company funds during September 30, 2003 for working capital purposes. The net amount of advances due the related parties at September 30, 2005 and 2004 was $1,150 and $9,160 respectively (see Note F).

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

At September 30, 2005, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $ 6,000,000 expiring in the year 2025, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company , it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

Components of deferred tax assets as of September 30, 2005 are as follows:

                  Non Current:
                  Net operating loss carryforward                  $  2,290,000
                  Valuation allowance                                (2,290,000)
                                                                   -------------
                  Net deferred tax asset                           $         --
                                                                   =============

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

                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

Letters of credit
-----------------

The Company is obligated under various letters of credit in connection with the issuance of bonds guarantying specific performance under certain remediation contracts. The letters of credit, which aggregate approximately $217,000 are secured by Company assets (see Note C) and third party collateral.

Lease Commitments
-----------------

The Company leases office space in Colorado on a month to month basis. A new one year lease agreement was entered into for the South Carolina office on September 29, 2005. The Company also shares administrative offices with U.S. Microbics, Inc. in Carlsbad, California.

Rental expense for the year ended September 30, 2005 and 2004 charged to operations was $31,384 and $27,490, respectively.

NOTE M - SEGMENT INFORMATION

The Company has one reportable business segment which is operated through geographic locations.

Those geographic segments are:

* United States
* Mexico

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

                                                      2005              2004
                                                   ----------        ----------
         NET SALES TO EXTERNAL CUSTOMERS:
         United States                             $  123,356        $  234,018
         Mexico                                       971,419                --
           TOTAL SALES TO EXTERNAL CUSTOMERS       $1,094,775        $  234,018
                                                   ==========        ==========

         ASSETS:
         United States                              1,272,663        $  816,552
         Mexico                                        44,100                --
            TOTAL ASSETS                           $1,316,763        $  816,552
                                                   ==========        ==========

NOTE N - ECONOMIC DEPENDENCY

Company has one major customer. For the year ended September 30, 2005, sales to this customer amounts to $971,419, and consists of 89% of total sales.

Company has one major supplier. For the year ended September 30, 2005, purchases from this vendor totaled 54% of total purchases.

NOTE O - GOING CONCERN

The accompanying consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended September 30, 2005 and 2004, the Company incurred losses from operations of $1,488,537 and $3,149,035, respectively. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

None.

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

         (b) CHANGES IN INTERNAL CONTROLS. There were no changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTITY

The following table identifies our current executive officers and directors and their respective offices held:

NAME                    AGE       POSITION
----                    ---       --------

Bruce Beattie           51        President, Chief Executive Officer and Chairman of the Board

Behzad Mirzayi          50        Chief Operating Officer, Vice President, and Director

Conrad Nagel            64        Chief Financial Officer and Director

Robert C. Brehm         57        Director and President and CEO of parent U.S. Microbics, Inc.

Bill Hopkins            71        Director


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

ROBERT C. BREHM has served as Secretary of the Company since December 16, 2002 and a Director since October 24, 2002. Mr. Brehm is also the parent company's Chief Executive Officer, President and Chairman of the Board since July 1997. >From July 1994 through the present, Mr. Brehm has served as the President of Robert C. Brehm Consulting, Inc. From 1991 to 1994, he was the President of Specialty Financing International, Inc., a finance procurement company. Mr. Brehm has owned computer hardware, software, finance and consulting companies. Mr. Brehm has a double engineering degree in electrical engineering and computer science and an MBA in Finance and Accounting from UC Berkeley.

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

Code of Ethics
--------------

We have adopted a code of business conduct and ethics (Exhibit 10.12) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions..

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three completed fiscal years :

                                               SUMMARY COMPENSATION TABLE
                                                 LONG-TERM COMPENSATION

                                        ANNUAL COMPENSATION                                           AWARDS
                                        -------------------                                           ------
                                                                        SECURITIES
NAME AND PRINCIPAL                                 RESTRICTED STOCK     UNDERLYING        OTHER ANNUAL      ALL OTHER
POSITION              FISCAL YEAR   SALARY ($)        AWARDS ($)     OPTIONS/SARS (#)     COMPENSATION    COMPENSATION
--------              -----------   ----------        ----------     ----------------     ------------    ------------
Bruce Beattie,           2005         196,445
President, Director      2004         178,843            ----              ----               ----            ----
                         2003         143,643            ----              ----               ----            ----


Behzad Mirzayi,          2005         191,449
COO, Director            2004         178,793            ----              ----               ----            ----
                         2003         143,300            ----              ----               ----            ----

                         2005           ----
Conrad Nagel             2004           ----
CFO, Director            2003           ----            ----              ----               ----            ----


STOCK OPTION GRANTS
-------------------

The grants of stock options to the Named Executive Officers during the fiscal year ended September 30, 2005 and 2004 are as follows:

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

OPTION EXERCISES IN FISCAL YEAR 2005
------------------------------------

Set forth below is information with respect to exercises of stock options by the Named Executive Officers during fiscal year 2005 and the fiscal year-end value of all unexercised stock options held by such persons.

                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                   NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED,
                                                                  OPTIONS HELD AT FISCAL           IN-THE-MONEY OPTIONS AT
                                                                     YEAR-END 09/30/05               FISCAL YEAR-END ($)
                                                                     -----------------               -------------------
                                         SHARES
                                       ACQUIRED ON       VALUE
                                         EXERCISE     REALIZED ($)                                        (1)            (1)
        NAME                               (#)            (1)       EXERCISABLE     UN-EXERCISABLE    EXERCISABLE   UN-EXERCISABLE
------------------------------------  --------------  ------------  ------------    --------------    -----------   --------------
BRUCE S. BEATTIE, Director,
President and CEO:
   Preferred Series A Stock (1)           14,000     $  5,600           50,000              ---           $ 0.06          $   ---

BEHZAD MIRZAYI Director,
Vice-President and COO:
   Preferred Series A Stock (1)           70,000      $ 8,000           50,000              ---           $ 0.00          $   ---

CONRAD NAGEL, CFO and Director:
   Preferred Series A Stock (1)            8,000      $ 3,200           80,000              ---           $ 0.00          $   ---

ROBERT C. BREHM, Director and
CEO of parent, U.S. Microbics, Inc.:
   Preferred Series A Stock (1)           20,000      $ 8,000          100,000              ---           $ 0.00          $   ---

MERY C. ROBINSON, COO of
Affiliate U.S. Microbics, Inc.:
   Preferred Series A Stock (1)            none         none            40,000              ---           $ 16,000        $   ---

(1)      Based on the closing price of $0.13 for the shares of Common Stock of the Company traded on the OTC Bulletin Board as of
         September 30, 2005.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the common stock as of December 31, 2005 by (i) each person who is known by the company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the company as a group.

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

                                                                                                 CLASS OF STOCK
                                                                           --------------------------------------------------------
                                                                                    COMMON STOCK OF          COMMON STOCK OF U.S.
                                                                                        COMPANY            MICROBICS, INC. (PARENT)
                                                                           --------------------------------------------------------

                                 NAME                                                 AMOUNT        %         AMOUNT          %
-----------------------------------------------------------------------------------------------------------------------------------
DIRECTORS AND OFFICERS:
- -----------------------

Bruce S. Beattie President, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD     1,100,000 (1)    1.56       1,422,729       .50

Behzad Mirzayi, CHIEF OPERATING OFFICER, VICE-PRESIDENT AND DIRECTOR              1,325,000 (2)    1.87       1,064,237       .38

Conrad Nagel, CHIEF FINANCIAL OFFICER AND DIRECTOR                                1,610,572 (3)    2.27       3,894,190      1.37

Robert C. Brehm, DIRECTOR, SECRETARY AND CEO OF AFFILIATE U.S. MICROBICS, INC.    3,905,408 (4)    5.36      22,072,082      7.73

Bill Hopkins, DIRECTOR                                                               35,000 (5)    0.05           None        N/A

All Officers and Directors as a group (5 persons)                                 7,975,980        11.4      28,453,238      10.1
AFFILIATES AND OTHER 5% SHAREHOLDERS OF ANY CLASS OF STOCK:
- -----------------------------------------------------------

Mery C. Robinson, DIRECTOR OF AFFILIATE U.S. MICROBICS, INC.                        200,000 (6)    0.29       7,553,297       2.65

U.S. Microbics, Inc. (Parent)                                                   432,805,550 (7)   87.24            N/A        N/A

Mark Holmstedt, DIRECTOR OF U.S. MICROBICS, INC.                                    865,615 (8)    1.24      1,649,950        .58

Darwin Ting and Kuei Mei Ting TRS FBO Ting Family Trust UA 03-04-02               6,092,967 (9)    8.73      6,000,000       2.12



John D. Garber                                                                   13,925,000(11)   19.95      1,250,003        .44

Michael Jordan                                                                    5,390,833(12)    7.70      7,141,667       3.16

Thomas Westhoff                                                                   1,654,350 13)    2.35      1,900,000        .85

- ----------

(1) Includes 14,000 shares of Series A Preferred stock convertible into 70,000 shares of common stock and stock options to purchase 250,000 shares of common stock exercisable within 90 days of September 12, 2005.
(2) Includes 70,000 shares Series A Preferred stock convertible into 350,000 shares of common stock and stock options to purchase 250,000 shares of common stock exercisable within 90 days of September 12, 2005.
(3) Includes 40,000 shares of Series A Preferred stock convertible into 200,000 shares of common stock and stock options to purchase 400,000 shares of common stock exercisable within 90 days of September 12, 2005.
(4) Includes 100,000 shares of Series A Preferred stock convertible into 500,000 shares of common stock: 154,833 shares owned by ACSI Profit Sharing Trust, owned By Mr. Brehm and options to purchase 500,000 shares of common stock exercisable within 90 days of September 12, 2005.
(5) Includes 5,000 shares of Series A Preferred stock convertible into 25,000 shares of common stock.
(6) Includes Series A Preferred stock options convertible into 200,000 shares of common stock exercisable within 90 days of September 12, 2005.
(7) Includes 800,000 shares of common stock owned by Sol Tech Corporation, which is controlled by U.S. Microbics, Inc.; 4,600,000 shares of common stock owned by USM Capital Group, Inc, which is controlled by U.S. Microbics, Inc.; 781,700 shares of common stock owned by West coast Fermentation Center; Series A Preferred shares convertible into 26,305,550 shares of common stock; Series A Preferred shares convertible into 1,527,775 of common stock. These shares are owned by USM Capital Group, Inc..; Series S Preferred shares which have 400,000,000 voting rights on a share -for-share basis with common stock. . U.S Microbics, Inc., our parent company, exercises voting and investment power over the shares held by USM Capital Group, Inc, Sol Tech Corporation and West Coast Fermentation Center.
(8)  Includes 20,000 common stock options.
(9) Address: 154 Via Copia, Alamo, CA 94507. Address: 2142 Liane Lane, Santa Ana, CA 92705
(10) 10 Steven G. Martin and Joshua B. Scheinfeld, the principals of Fusion Capital, are deemed to be beneficial owners of all of the shares of common stock owned by Fusion Capital. Messrs. Martin and Scheinfeld have shared voting and investment power over the shares being offered under this prospectus. Address: 222 Merchandise Mart Plaza, Suite 9-112, Chicago, IL 60654.
(10) Includes 1,050,000 shares of our common stock and up to 2,250,000 shares of common stock underlying warrants acquired by Fusion Capital and up to 1,500,000 shares underlying a convertible promissory note held by Fusion Capital. Fusion Capital may not exercise the warrant or convert the note to the extent such exercise or conversion would cause the aggregate number of shares of Common Stock beneficially owned by Fusion Capital to exceed 9.9% of the outstanding shares of the Common Stock following such exercise or conversion. Fusion Capital may acquire up to an additional $6,000,000 in common shares under the common stock purchase agreement. Fusion Capital may not purchase shares of our common stock under the common stock purchase agreement if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our common stock outstanding at the time of the purchase by Fusion Capital. However, even though Fusion Capital may not receive additional shares of our common stock in the event that the 9.9% limitation is ever reached, Fusion Capital is still obligated to pay to us $12,500 on each trading day, unless the common stock purchase agreement is suspended, an event of default occurs or the agreement is terminated. Under these circumstances, Fusion Capital would have the right to acquire additional shares in the future should its ownership subsequently become less than the 9.9%. Fusion Capital has the right at any time to sell any shares purchased under the common stock purchase agreement which would allow it to avoid the 9.9% limitation. Therefore, we do not believe that Fusion Capital will ever reach the 9.9% limitation.
(11) Includes 5,750,000 common shares owned by the Garber Family Trust UTD July 30, 1992. The Trust is co-owned by John D. Garber and his spouse Claire Garber. Address: 78166 Bovee Circle, Palm Desert, CA 92211
(12) Includes Series B Preferred stock convertible into 250,000 shares of common stock.
(13) Includes Series B Preferred stock convertible into ,000 shares of common stock.

---------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        U.S. Microbics, Inc., is our parent company. U.S. Microbics, Inc. directly owns 432,805,550 shares of our common stock, including 400,000,000 shares of common stock issuable upon conversion of Series S Preferred stock, also including 26,305,550 shares of common stock issuable upon conversion of Series A Preferred stock. U.S. Microbics, Inc. also owns 80% of USM Capital Group, Inc., which owns 6,127,775 shares of common stock, including 1,527,775 shares of common stock issuable upon conversion of Series A Preferred stock. U.S. Microbics, Inc. also owns 100% of SolTech, Inc., which owns 800,000 shares of common stock. U.S. Microbics, Inc. also owns 100% of West Coast Fermentation Center, Inc., which owns 781,700 shares of common stock.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

14.1     Code of Business Conduct and Ethics. (6)

23.1     Consent of Independent Auditor.

31.1 Certification of Chief Executive Officer/President Pursuant to Rule 13a-14(a) and 15d-14(a).

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------
(1) Previously filed as an exhibit to our report on form 8-K filed with the SEC on December 30, 2002, and incorporated herein by this reference.
(2) Previously filed as an exhibit to our report on form 8-K filed with the SEC on May 4, 2001, and incorporated herein by this reference.
(3) Previously filed as an exhibit to our report on form 8-K filed with the SEC on June 15, 2004, and incorporated herein by this reference.
(4) Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on August 6, 2004, and incorporated herein by this reference.
(5) Previously filed as an exhibit to our amendment no.1 to the registration statement on form SB-2 filed with the SEC on September 30, 2004, and incorporated herein by this reference.
(6) Previously filed as an exhibit to our Annual Report on form 10-KSB filed with the SEC on January 18, 2005, and incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2005 and September 30, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered.

                                       September 30, 2005     September 30, 2004
                                       ------------------     ------------------
(i)        Audit Fees                  $          60,000      $         115,175
(ii)       Audit Related Fees                     23,000                 41,875
(iii)      Tax Fees                               10,000                     --
(iv)       All Other Fees                             --                     --
                                       ------------------     ------------------
       Total fees                      $          93,000      $         157,050
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

                                   Sub Surface Waste Management of Delaware Inc. (a Delaware Corporation)

Dated: January 18, 2006            /S/ Bruce S. Beattie
                                   ---------------------------------------------
                                   By: Bruce S, Beattie
                                   Its: President and Chief Executive Officer
                                   (principal executive officer)

Dated: January 18, 2006            /S/ Conrad Nagel
                                   ---------------------------------------------
                                   By: Conrad Nagel
                                   Its: Chief Financial Officer
                                   (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                         Position                                   Date
          ----                         --------                                   ----

/S/ Bruce S. Beattie         Chief Executive Officer and Director             January 18, 2006
--------------------
Bruce S. Beattie

/S/ Behzad Mirzayi           Chief Operating Officer and Director             January 18, 2006
--------------------
Behzad Mirzayi

/S/ Conrad Nagel             Chief Financial Officer and Director             January 18, 2006
--------------------
Conrad Nagel

/S/ Robert C. Brehm          Director                                         January 18, 2006
--------------------
Robert C. Brehm

/S/ Bill Hopkins             Director                                         January 18, 2006
--------------------
Bill Hopkins

                                              40