Form 10QSB
period 2005-12-31
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2006-02-21
CIK 789887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended December 31, 2005

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


          Common Stock, $0.001 par value per share - 70,390,760 shares outstanding as of February 16, 2006.

   Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

================================================================================


PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                     SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                                          CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                          AS OF              AS OF
                                                                                       DECEMBER 31,      SEPTEMBER 30,
                                                                                          2005              2005
                                                                                       (UNAUDITED)         (AUDITED)
                                                                                      -------------      -------------
CURRENT ASSETS:
                Cash and cash equivalents                                             $    242,798       $      7,098
                Restricted cash                                                             35,746             35,573
                Accounts receivable, net                                                         0            191,823
                Due from affiliates                                                        631,297            765,865
                Prepaid expenses and other assets                                            7,841              6,075
                Costs and estimated profit in excess of billings                           198,515            188,174
                                                                                      -------------      -------------
                    Total current assets                                                 1,116,197          1,194,608

PROPERTY AND EQUIPMENT, NET
                Office equipment                                                            27,857             27,137
                Manufacturing equipment                                                     56,836             56,836
                Transportation equipment                                                     8,851              8,851
                                                                                      -------------      -------------
                                                                                            93,544             92,824
                Less: Accumulated Depreciation                                             (29,110)           (24,738)
                                                                                      -------------      -------------
                                                                                            64,434             68,086

OTHER ASSETS                                                                                57,334             54,069
                                                                                      -------------      -------------
                    Total assets                                                      $  1,237,965       $  1,316,763
                                                                                      =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
                Accounts payable and accrued expenses                                 $    415,450       $    363,449
                Due to affiliates                                                          124,725            114,199
                Notes payable, current portion                                             201,150            286,150
                Deferred Revenue                                                           180,540                  0
                                                                                      -------------      -------------
                    Total current liabilities                                              921,865            763,798
                                                                                      -------------      -------------

                    Total liabilities                                                      921,865            763,798
                                                                                      -------------      -------------

Stockholders' Equity:
Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
                Series A; 15,000,000 shares authorized; 5,812,665
                    outstanding as of December 31, 2005 and September  30, 2005,
                    aggregate liquidation preference of $58,126,650                          5,813              5,813

                Series B; 5,000,000 shares authorized; 150,000 issued and
                    outstanding as of December 31, 2005 and September 30,
                    liquidation preference of $1,500,000                                       150                150

Non-Convertible preferred stock, $.001 par value;
         Series S; 20,000,000 shares authorized; 20,000,000 ,
         Issued and outstanding as of December 31, 2005 and September 30, 2005
        respectively; aggregate liquidation preference of $20,000,000                       20,000             20,000

         Common stock; $.001 par value; 300,000,000 shares authorized;
                69,922,460 And 62,877,460 issued and outstanding as of
                December 31, 2005 and September 30, 2005, respectively                      69,922             62,877
         Additional paid-in capital                                                     13,524,452         13,161,570
         Stock Subscription Receivable                                                    (204,674)            (2,600)
         Deferred equity issuance costs                                                   (668,500)          (768,500)
         Deferred financing costs                                                         (184,270)          (184,270)
         Accumulated deficit                                                           (12,246,793)       (11,742,075)
                                                                                      -------------      -------------
                Total  stockholders' equity                                                316,100            552,965
                                                                                      -------------      -------------
                Total liabilities and stockholders' equity                            $  1,237,965       $  1,316,763
                                                                                      =============      =============


                     See accompanying footnotes to the unaudited consolidated condensed financial statements.

                                                           2





                 SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                             For the Three
                                                       Months Ended December 31,
                                                   --------------------------------
                                                        2005               2004
                                                   -------------      -------------
Revenues                                           $     62,306       $     64,081

Cost of revenues                                         89,745             57,565
                                                   -------------      -------------

Gross profit (loss)                                     (27,439)             6,516

Selling, general and administrative expenses            454,862            387,551
Depreciation                                              4,372              1,983
                                                   -------------      -------------

Loss from operations                                   (486,673)          (383,017)

Other income (expense):

Interest Income                                             238                158

Interest expense                                        (18,283)           (39,124)
                                                   -------------      -------------


                                                   -------------      -------------
Net loss before income taxes                           (504,718)          (421,983)
                                                   -------------      -------------


Income taxes                                                 --                 --
Net Loss                                           $   (504,718)      $   (421,983)
                                                   =============      =============

Net loss per common share (basic and diluted)      $      (0.01)      $      (0.01)

Weighted average common shares outstanding           64,574,126         36,749,025


SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                       3





                           SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                              FOR THE TWELVE MONTHS ENDED
                                                                        DEC 30
                                                                 2005             2004
                                                           -------------------------------
 NET CASH USED IN OPERATING ACTIVITIES                         (85,678)         (317,463)
                                                           ===============================

                                                           -------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                            (720)         (210,492)
                                                           ===============================

                                                           -------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                      322,098           556,347
                                                           ===============================


 INCREASE (DECREASE)  IN CASH                                   235,700            28,392
 CASH AT BEGINNING OF PERIOD                                      7,098               612
                                                           -------------------------------
 CASH AT END OF PERIOD                                          242,798            29,004
                                                           ===============================

                                                                                  Twelve Months
                                                                                  Ended Dec. 31,
                                                                                2005          2004
                                                                              ---------------------
Supplemental disclosures of non-cash Investing and financing activities:

Common stock issued in exchange for services                                  $ 5,850      $20,350
Common stock issued in settlement of accounts payable and
  Accrued expenses                                                            $    --      $54,063
Common stock issued in settlement of notes payable                            $85,000
Common stock issued in settlement of advances                                 $    --      $15,000
Common stock issued to employees for services                                 $    --      $86,100
Common stock issued for deposits                                              $    --      $10,000
Preferred stock issued in settlement of accrued expenses                      $    --      $    --
Stock subscription receivable                                                 $    --      $    --

Cash paid for:
    Interest                                                                  $    --      $    --
    Income taxes                                                              $    --      $    --


           SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                                 4

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          DECEMBER 31, 2005 (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended December 31, 2005, are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

As of December 31, 2005 U.S. Microbics, Inc., and subsidiaries ("Parent" or "Affiliates") control approximately 85% of the outstanding voting stock of the Company.

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

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          DECEMBER 31, 2005 (UNAUDITED)


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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                      FOR THE THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                         2005            2004
Net loss - as reported                                                $(504,718)      $(421,983)
Add: Total stock based employee compensation expense as
        reported under intrinsic value method (APB. No. 25)                  --              --
Deduct: Total stock based employee compensation expense
        as reported under fair value based method (SFAS No. 123)             --              --
Net loss - Pro Forma                                                  $(504,718)       (421,983)
Net loss attributable to common stockholders - Pro forma              $(504,718)       (421,983)
Basic (and assuming dilution) loss per share - as reported                (0.01)          (0.01)
Basic (and assuming dilution) loss per share - Pro forma                  (0.01)          (0.01)


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

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          DECEMBER 31, 2005 (UNAUDITED)


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

NOTE B - NOTES PAYABLE

In December, 2004, Fusion Capital Fund II, LLC ("Fusion") made an advance to the Company of $100,000 on the $6,000,000 equity line. Simultaneously, the Company issued Fusion 64,655 shares of common stock as a partial repayment of the advance. The shares were valued at approximately $0.232 per share or a total value of $15,000. As of December, 31, 2004 the Company owes Fusion $85,000 regarding the equity line advance. The advance is non-interest bearing and can be repaid by further issuances of stock to Fusion under the equity line. As of August 12, 2005, the company would have to issue approximately 653,000 shares of common stock to repay the advance. During period December 31, 2005 the Company issued 850,000 shares of common stock to satisfy the balance due on the advance. In addition, the company issues 150,000 shares of common stock in exchange for $15,000 cash.

          SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          DECEMBER 31, 2005 (UNAUDITED)
NOTE C - CAPITAL STOCK

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. The Company has also authorized 15,000,000 shares of Series A convertible preferred stock, with a par value of $.001 per share. The Company has also authorized 5,000,000 shares of Series B convertible preferred stock, with a par value of $.001 per share The preferred stock is convertible at the option of the holder into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year. As of December 31, 2005 the Company has issued and outstanding 69,922,460 shares of common stock and 5,812,665 shares of convertible preferred stock.

During the three months ended December 31, 2005, the Company issued 45,000 shares of restricted common stock in exchange for $ 5,850 in services. These shares were valued at .13 per share.

During the three months ended December 31, 2005, the Company issued 1,000,000 shares of restricted common stock in exchange for $ 50,000.

During the three months ended December 31, 2005, the Company issued 150,0000 shares of common stock in exchange for $ 15,000.

During the three months ended December 31, 2005, the Company issued 850,000 shares of common stock for repayment of the $ 85,000 advance from Fusion.

During the three months ended December 31, 2005, the Company issued an aggregate of 5,000,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. The exercise price related to the 5,000,000 shares of common stock totaled $266,966. The total cost of the Employee Stock Option Plan was $47,112. As of December 31, 2005, the Company had recorded a subscription receivable outstanding of $202,074 relating to the issuance.


NOTE D - SEGMENT INFORMATION

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

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

                                                  December 31,    December 31,
                                                      2005            2004
                                                   ----------      ----------
         NET SALES TO EXTERNAL CUSTOMERS:
         United States                             $   10,342      $  64,081
         Mexico                                        51,964
           TOTAL SALES TO EXTERNAL CUSTOMERS       $   62,306      $  64,081
                                                   ==========      ==========

         ASSETS:
         United States                             $1,193,865      $1,218,668
         Mexico                                        44,100
            TOTAL ASSETS                           $1,237,965      $1,218,668
                                                   ==========      ==========

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

The Company's plan of operation for the next 12 months is to complete the existing business in South Carolina and Mexico, abd promote new projects in Mexico, through its newly formed Mexican subsidiary, Environmental Tech International,, SA DE CV, The Company opened its new office in the state of Puebla, Mexico in January of 2006.

The company plans to complete and close at least three of five existing projects in South Carolina within the next 12 months..

In Mexico the company has retained the services of Dr. Richard Lorden of Lorden Y Asociados in Mexico City, Mexico to provide comprehensive sales consulting support to provide the company with additional opportunities to expand its revenues in Mexico. The company is currently involved with the development of several additional potential contracts in Mexico.

In December of 2005, the Company signed a contract with the state of Puebla to investigate 3 sights contaminated sites. The contract amount was approximately $375,000. Also in December the Company received an 50% advance payment of approximately $187,500 on the contract.

The company remains teamed with its technology licensee Grupo Bartlett, S.A. de C.V. to execute work in Mexico using its registered technology with SEMARNAT (Mexico EPA).

Additional capital must be raised to fund existing and new projects, support overhead expenses. During the next 12 months, the Company's foreseeable cash requirements are approximately $5,000,000 to implement its business plan to expand and participate in the environmental cleanup business in Mexico. The company most likely needs to issue additional common or preferred stock, which will have a dilutive effect on current shareholders, in order to raise all or a portion of the the necessary capital to continue and expand its operations. However, the company continues to explore opportunities to license its technology to international end-users and would use any received licensing fees to reduce or eliminate short-term issuance of additional common or preferred stock of the company.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2004.

The Company had revenues of $62,306, during the three months ended December 31, 2005, as compared to $64,081of revenues for the same period in 2004. Revenues for the three months ended December 31, 2005 consisted primarily of engineering services, construction, and bio-remediation of hydro-carbons in contaminated soil for the Mexico Project. The Company incurred a gross loss for the quarter ended December 31, 2005 of $27,439 compared to a gross profit of $6,516 for the corresponding period in 2004. The decrease in revenue is due primarily to the near completion of a time and material contract that began in early 2005 in Mexico with its technology licensee and projects teaming partner Grupo Bartlett, S.A. de C.V. This confidential client project for a North American manufacturing company with operations in Mexico will be completed by the second quarter of this fiscal year.

Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal year 2006 totaled $454,862 compared to $387,551 for the same period in fiscal year 2005. SG&A expenses for the three months ended December 31, 2005 consisted of occupancy, payroll, accounting, and consulting services. The 17.4% increase in SG&A expenses were attributed to expenses relating to the development of our Mexican subsidiary operations.

The Company incurred a net loss of $504,718 and had negative cash flows from operations of $85,678 for the three months ended December 31, 2005 compared to a net loss of $421,983, and negative cash flows from operations of $317,463 for the three months ended December 31, 2004. Basic and diluted net loss per share was $(0.01) for the three months ended December 31, 2005 and $(.01) for the three months ended December 31, 2004.

As of December 31, 2005, the Company had an accumulated deficit of $ 12,246,793 compared to $10,536,339 December 31, 2004.

The Company is anticipating that revenues in fiscal 2006 will exceed revenues for fiscal 2005 through expansion of its operations in Mexico. Although based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations.

LIQUIDITY AND CAPITAL RESOURCES.

Cash totaled $242,798 as of December 31, 2005. During the three months, ended December 31, 2005, the Company raised $65,000 , with no placement fees from issuance of 1,150,000 shares of restricted and unrestricted common stock, including the sale of 150,000 shares of unrestricted common stock to Fusion Capital Fund II,LLC..

As of December 31, 2005 the Company had working capital of $194,322, compared to a working capital of $145,481 as of December 31, 2004. Current assets as of December 31, 2005 of $1,116,197 include $631,297 due from affiliates compared to current assets of $1,104,059 included $631,774 due from affiliates for the period ended December 31, 2004.

To date, the Company has financed its operations principally through private placements of equity securities and debt. The Company believes that it will raise sufficient cash to continue its operations through September 30, 2006, and anticipates that cash generated from anticipated private placements and projected revenues during the next quarter of fiscal 2006 will enable it to fulfill cash needs for 2006 operations.

The Company has approximately $5,885.000 remaining to be used on its equity financing agreement with Fusion Capital. However, in order to use this financing, the stock price must be $0.10 or better for a specified period of time.

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

The independent auditors report on our September 30, 2005 financial statements included in the Form 10-KSB states that our difficulty in generating sufficient cash flow to meet its obligations and sustain operations raise substantial doubts about the ability to continue as a going concern.

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

IMPACT OF INFLATION

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

ITEM 3.  CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

                 CHANGES IN INTERNAL CONTROLS. There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                (c) Recent Sales of Unregistered Securities:

         In October 2005, the Company issued 45,000 shares of restricted common stock for consulting services valued at $0.13 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

         In October 2005, the Company issued 1,000,000 shares of restricted common stock for cash valued at $0.05 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

         In November 2005, the Company issued 1,000,000 shares of restricted common stock to Fusion Capital as an advance valued at $0.10 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

         The proceeds for the sale of restricted common stock were used for operating, selling and administrative expenses and for repayment of advances from the parent company, U.S. Microbics, Inc.


(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                                ISSUER PURCHASES OF EQUITY SECURITIES

                (a)                (b)                       (c)                             (d)
          Total Number of     Average Price    Total Number of Shares (or Units)       Maximum Number
         Shares (or Units)    Paid per Share     Purchased as Part of Publicly       Value) of Shares (or
Period     Purchased)          (or Unit)        Announced Plans or Programs (1)        Purchased Under
------     ----------          ---------        -------------------------------      ---------------------
10/01/05-            0                 $ 0                        0
10/31/05

11/01/05-            0                 $ 0                        0
11/30/05

12/01/05-            0                 $ 0                        0
12/31/05

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

                                   SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC.

Date: February 17, 2005           By:    /s/ Bruce S. Beattie
                                     ------------------------------------------
                                         Bruce S. Beattie, President and
                                         Chief Executive Officer

                                  By:    /s/ Conrad Nagel
                                     ------------------------------------------
                                         Conrad Nagel, Chief Financial Officer