Form 10QSB
period 2006-03-31
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2006-05-15
CIK 789887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

|X|	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarter ended March 31, 2006

|_|	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ________ to _________
Commission File No.: 0-14213

Sub Surface Waste Management of Delaware, Inc. and Subsidiary
(Name of small business issuer in its charter)

Delaware	51-0401125
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

6451-C El Camino Real
Carlsbad, California 92009
(760) 918-1860

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common Stock, $0.001 par value per share - 82,145,760 shares outstanding as of April 24, 2006

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Condensed Balance Sheet
	As Of	As Of
	March 31,	September 30,
	2006	2005
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$155,531	$7,098
Restricted cash	35,746	35,573
Accounts receivable, net	0	191,823
Due from affiliates	670,105	765,865
Prepaid expenses and other assets	224,478	6,075
Costs and estimated profit in excess of billings	201,641	188,174
Total current assets	1,287,501	1,194,608

Property And Equipment, Net
Office equipment	69,668	27,137
Manufacturing equipment	56,836	56,836
Transportation equipment	23,351	8,851
	149,855	92,824
Less: Accumulated Depreciation	(34,265)	(24,738)
	115,590	68,086
Other Assets	57,680	54,069
Total assets	$1,460,771	$1,316,763

Liabilities And Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$431,267	$363,449
Due to affiliates	127,082	114,199
Notes payable, current portion	201,150	286,150
Deferred Revenue	0	0
Total current liabilities	759,499	763,798
Total liabilities	759,499	763,798
Stockholders' Equity:
Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
Series A; 20,000,000 shares authorized; 10,912,665 and 5,812,665 outstanding as of March 31, 2006, and September 30, 2005,
aggregate liquidation preference of $109,126,650 and $58,126,650	10,912	5,813
Series B; 5,000,000 shares authorized; 136,000 and 150,000 issued and outstanding as of March 31, 2006 and September 30, 2005
liquidation preference of $1,360,000 and $1,500,000	136	150
Non-Convertible preferred stock, $.001 par value;
Series S; 20,000,000 shares authorized; 20,000,000 ,
Issued and outstanding as of March 31, 2006 and September 30,
2005 respectively; aggregate liquidation preference of $20,000,000	20,000	20,000
Common stock; $.001 par value; 300,000,000 shares authorized;
77,580,760 and 62,877,460 issued and outstanding as of
March 31, 2006 and September 30, 2005, respectively	77,581	62,877
Additional paid-in capital	14,327,102	13,161,570
Stock Subscription Receivable	(2,600)	(2,600)
Deferred equity issuance costs	(668,500)	(768,500)
Deferred financing costs	(184,270)	(184,270)
Accumulated deficit	(12,879,089)	(11,742,075)
Total stockholders' equity	701,272	552,965
Total liabilities and stockholders' equity	$1,460,771	$1,316,763

See accompanying footnotes to the unaudited consolidated condensed financial statements.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Condensed Statements of Operations
(Unaudited)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2006	2005	2006	2005
Revenues	$367,420	312,462	305,114	$248,381

Cost of revenues	251,645	173,871	161,900	116,306

Gross profit (loss)	115,775	138,591	143,214	132,075

Selling, general and administrative expenses	1,216,411	747,660	761,549	360,110
Depreciation	9,527	4,700	5,155	2,717

Loss from operations	(1,110,163)	(613,769)	(623,490)	(230,752)

Other income (expense):

Interest Income	376	158	138	--

Interest expense	(27,226)	(67,835)	(8,943)	(28,711)

Net loss before income taxes	(1,137,013)	(681,446)	(632,295)	(259,463)

Income taxes	--	--		--
Net Loss	$(1,137,013)	$(681,446)	$(632,295)	$(259,463)

Net loss per common share (basic and diluted)	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted average common shares outstanding	67,437,728	38,116,620	70,301,326	39,484,216

See accompanying footnotes to the unaudited consolidated condensed financial statements.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Condensed Statements Of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,
	2006	2005
NET CASH USED IN OPERATING ACTIVITIES	(455,661)		(691,624)

NET CASH USED IN INVESTING ACTIVITIES	(57,032)		(122,913)

NET CASH PROVIDED BY FINANCING ACTIVITIES	661,126		817,761

INCREASE (DECREASE) IN CASH	148,433		3,224
CASH AT BEGINNING OF PERIOD	7,098		612
CASH AT END OF PERIOD	155,531		3,836

Supplemental disclosures of non-cash Investing and financing activities:

Common stock issued in exchange for services	$9,600		$75,025
Common stock issued to director for compensation	$10,000	$
Common stock issued in settlement of accounts payable and accrued expenses	$47,752		$54,063
Common stock issued in settlement of notes payable	$85,000		$--
Common stock issued in settlement of advances	$--		$15,000
Common stock issued to employees for services	$--		$86,100
Common stock issued for deposits	$--		$10,000
Preferred stock issued in settlement of accrued expenses	$--		$30,250
Preferred stock issued to an affiliate for a licensing agreement	$150,000	$
Preferred stock issued to an affiliate for a consulting agreement	$360,000
Stock subscription receivable	$--		$5,000

Cash paid for:
Interest	$--		$--
Income taxes	$--		$--

See accompanying footnotes to the unaudited consolidated condensed financial statements.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes To Consolidated Condensed Financial Statements
March 31, 2006 (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

General

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six months period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

As of March 31, 2006, U.S. Microbics, Inc., and subsidiaries ("Parent" or "Affiliates") control approximately 80% of the outstanding voting stock of the Company.

Reclassification

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

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes To Consolidated Condensed Financial Statements
March 31, 2006 (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

Prior to January 1, 2006, we accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in the consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), all recognized on a straight line basis as the requisite service periods are rendered. Results for prior periods have not been restated.

The adoption of SFAS No. 123(R) on January 1, 2006 had no impact on our net loss and basic and diluted loss per share as reported for the three months ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share for the first quarter of 2005, if we had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards granted prior to March 31, 2005:

2005
Net loss available to common stockholders as reported	$(259,463)
Total stock option expense determined under fair value base method	2,799
Pro forma net loss	$(262,262)

Net loss per common share as reported:
Basic and diluted	$(.01)
Net loss per common share pro forma:
Basic and diluted	$(.01)

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's Preferred Stock Series A (see Note G) issued to employees of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable
				Weighted		Weighted
			Weighted Average	Average		Average
	Exercise	Number	Remaining Contractual	Exercise	Number	Exercise
	Prices	Outstanding	Life (Years)	Price	Exercisable	Price
	$0.25	81,000	0.43	$0.25	81,000	$0.25
	$1.38	280,000	4.25	$1.38	280,000	$1.38
Totals		361,000	3.39	$.86	361,000	$.25

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Price Per
	Shares	Share
Outstanding at October 1, 2005	361,000	$0.25
Granted	8,000	$0.25
Exercised	--	--
Canceled or expired	26,000	$0.25
Outstanding at March 31, 2006	343,000	$1.16

The weighted-average fair value of stock options granted to employees during the six months ended March 31, 2006 and 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2006	2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.3%	--
Expected stock price volatility	115.97%	--
Expected dividend payout	--	--
Expected option life-years	3	--
(a) The expected option life is based on contractual expiration dates.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes To Consolidated Condensed Financial Statements
March 31, 2006 (Unaudited)

New Accounting Pronouncements

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

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes To Consolidated Condensed Financial Statements
March 31, 2006 (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NOTE B - NOTES PAYABLE

In December, 2004, Fusion Capital Fund II, LLC ("Fusion") made an advance to the Company of $100,000 on the $6,000,000 equity line. Simultaneously, the Company issued Fusion 64,655 shares of common stock as a partial repayment of the advance. The shares were valued at approximately $0.232 per share or a total value of $15,000. As of December, 31, 2004 the Company owes Fusion $85,000 regarding the equity line advance. The advance is non-interest bearing and can be repaid by further issuances of stock to Fusion under the equity line. During period December 31, 2005 the Company issued 850,000 shares of common stock to satisfy the balance due on the advance. In addition, the company issued 150,000 shares of common stock in exchange for $15,000 cash.

NOTE C - CAPITAL STOCK

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. The Company has also authorized 20,000,000 shares of Series A convertible preferred stock, with a par value of $.001 per share. The Company has also authorized 5,000,000 shares of Series B convertible preferred stock, with a par value of $.001 per share. The preferred stock is convertible at the option of the holder into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year. The Company has authorized 20,000,000 shares of Series S preferred stock, which is not convertible. As of March 31, 2006 the Company has issued and outstanding 77,580,760 shares of common stock, 10,912,665 shares of convertible Series A preferred stock, 136,000 shares of convertible Series B preferred stock, and 20,000,000 of Series S preferred stock.

During the six months ended March 31, 2006, the Company issued an aggregate of 120,000 shares of restricted common stock in exchange for $ 9,600 in services. These shares were valued at a weighted average of .08 per share.

During the six months ended March 31, 2006, the Company issued an aggregate of 4,000,000 shares of restricted common stock in exchange for $ 140,000.

During the six months ended March 31, 2006, the Company issued 150,000 shares of common stock in exchange for $ 15,000.

During the six months ended March 31, 2006, the Company issued 850,000 shares of common stock for repayment of the $ 85,000 advance from Fusion.

During the six months ended March 31, 2006, the Company issued an aggregate of 8,325,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. The exercise price related to the 8,325,000 shares of common stock totaled $397,483. The total cost of the Employee Stock Option Plan was $70,486.

During the six months ended March 31, 2006, the Company issued 208,300 shares of restricted common stock in exchange for $ 10,000 in compensation. These shares were valued at .048 per share.

During the six months ended March 31, 2006, a shareholder converted 14,000 shares of Series B preferred stock into 70,000 shares of common stock. Each share of Series B preferred stock converts into 5 shares of common stock.

During the six months ended March 31, 2006, the Company issued an aggregate of 980,000 shares of restricted common stock for a total of $ 47,752 in repayment of accounts payable. These shares were valued at a weighted average of .049 per share.

During the six months ended March 31, 2006, the Company issued 1,500,000 shares of Preferred Series A stock to an affiliate for a total of $ 150,000 in payment of a $ 50,000 past due Technology License Agreement, and $100,000 for a new 10 Year Technology License Agreement that expires in 2015. These shares were valued at a weighted average of .10 per share.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes To Consolidated Condensed Financial Statements
March 31, 2006 (Unaudited)

NOTE C - CAPITAL STOCK (Continued)

During the six months ended March 31, 2006, the Company issued 3,600,000 shares of Preferred Series A stock to an affiliate for a total of $ 360,000 in payment of a three year Consulting Contract that expires in July 2007. These shares were valued at a weighted average of .10 per share.

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

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

	March 31,	March 31,
	2006	2005
Net Sales To External Customers:
United States	$13,468	$57,421
Mexico	$353,952	$255,041
Total Sales To External Customers	$367,420	$312,462

Assets:
United States	$1,291,401	$1,308,144
Mexico	169,370
Total Assets	$1,460,771	$1,308,144

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes To Consolidated Condensed Financial Statements
March 31, 2006 (Unaudited)

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

The Company's plan of operation for the next 12 months is to complete the existing business in South Carolina and Mexico, and promote new projects in Mexico, through its Mexican subsidiary, Environmental Tech International,, SA DE CV, The Company opened its new office in the state of Puebla, Mexico in January of 2006.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes To Consolidated Condensed Financial Statements
March 31, 2006 (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - continued

The company plans to close the remaining projects in South Carolina within the next 12 months or less.

In Mexico the company has retained the services of Dr. Richard Lorden of Lorden Y Asociados in Mexico City, Mexico to provide comprehensive sales consulting support to provide the company with additional opportunities to expand its revenues in Mexico. The company is currently involved with the development of several additional potential contracts in Mexico.

In December of 2005, the Company signed a contract with the state of Puebla to investigate 3 contaminated sites. The contract amount was approximately $375,000. In March 2006, the Company billed and collected an additional 25% or a payment of $89,400, making a total billed and collected for the six months ending $269,896.

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

RESULTS OF OPERATIONS

For The Six Month and Three Months Ended March 31, 2006 Compared To The Six and Three Months Ended March 31, 2005.

The Company had revenues of $367,420, and $305,114 during the six months and three months ended March 31, 2006, an increase of 18% and 23%, respectively as compared to $312,462 and $248,381 of revenue for the same period in 2005.  Revenues for the six months, and three months ended March 31, 2006 consisted primarily of engineering services, construction, and bio-remediation of hydro-carbons in contaminated soil for projects in Mexico. Gross profit for the six months and three months ended March 31, 2006 was $115,775 and $143,214 or 31% and 46% of sales compared to $138,591 and $132,075 or 44% and 53% of sales for the corresponding period in fiscal 2005. The increase in revenue is due primarily to the contracts for the State of Puebla, Mexico. Lower gross profit percentages were primarily due to labor costs, and job related travel expenses.

Selling, general and administrative ("SG&A") expenses for the six months and three months ended March 31, 2006 totaled $1,216,411 and $761,549 respectively, compared to $747,660, and $360,110 for the same periods in fiscal 2005. SG&A expenses for the six months, and three months ended March 31, 2006 consisted of occupancy, payroll, accounting, and consulting services. The 62% increase and the 111% increase in SG&A expenses are attributed to licensing agreement fees, consulting expenses related to increases in contracts with an affiliate, consulting fees related to projects in Mexico, a $50,000 increase in legal fees, and commission expenses.

The Company incurred a net loss of $1,137,013 and $632,295, for the six months, and three months ended March 31, 2006, had negative cash flows from operations of $526,147 for the six months ended March 31, 2006 compared to a net loss of $681,446, and $259,463 for the six months, and three months ended March 31,2005, had negative cash flows from operations of $691,624 for the six months ended March 31, 2005. Basic and diluted net loss per share was $(0.02) and $(0.01) for the six months, and three months ended March 31, 2006, respectively, compared to a loss of $(0.02) and $(0.01) for the six months, and three months ended March 31, 2005.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes To Consolidated Condensed Financial Statements
March 31, 2006 (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - continued

As of March 31, 2006, the Company had an accumulated deficit of $ 12,879,089 compared to $10,795,802 as of March 31, 2005. The shareholders equity as of March 31, 2006 was $701,272 compared to $552,965 as of September 30, 2005.

The Company is anticipating that revenues in fiscal 2006 will exceed revenues for fiscal 2005 through expansion of its operations in Mexico. Although based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations.

Liquidity And Capital Resources.

Cash totaled $155,531 as of March 31, 2006. During the six months ended March 31, 2006, the Company raised $150,000 net of $5,000 placement fees from issuance of 4,150,000 shares of restricted and unrestricted common stock, including the sale of 150,000 shares of unrestricted common stock to Fusion Capital Fund II, LLC.

As of March 31, 2006 the Company had working capital of $528,002, compared to a working capital of $194,594 as of March 31, 2005. Current assets as of March 31, 2006 of $1,287,501 include $670,105 due from affiliates compared to current assets of $1,149,652 included $553,445 due from affiliates for the period ended March 31, 2005.

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
March 31, 2006 (Unaudited)

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
March 31, 2006 (Unaudited)

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

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) Recent Sales of Unregistered Securities:

In October 2005, the Company issued 45,000 shares of restricted common stock for consulting services valued at $0.13 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In October 2005, the Company issued 1,000,000 shares of restricted common stock for cash valued at $0.05 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In January 2006, the Company issued 208,300 shares of restricted common stock for consulting services valued at $0.048 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In February 2006, the Company converted 14,000 shares of Series B preferred stock into 70,000 shares of common stock. Each share of Series B preferred stock converts into 5 shares of common stock

In March 2006, the Company issued an aggregate of 3,000,000 shares of restricted common stock for cash valued at a weighted average of $0.03 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In March 2006, the Company issued 75,000 shares of restricted common stock for consulting services valued at $0.05 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In March 2006, the Company issued an aggregate of 980,000 shares of restricted common stock for accounts payable at a weighted average of $0.048 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In March 2006, the Company issued 1,500,000 shares of Preferred Series A for License Agreement valued at $0.10 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In March 2006, the Company issued 3,600,000 shares of Preferred Series A for Consulting Contract valued at $0.10 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

The proceeds for the sale of restricted common stock were used for operating, selling and administrative expenses and for repayment of advances from the parent company, U.S. Microbics, Inc.

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended March 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases Of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of	Average Price	Total Number of Shares (or Units)	Maximum Number
	Shares (or Units)	Paid per Share	Purchased as Part of Publicly	Value) of Shares (or
Period	Purchased)	(or Unit)	Announced Plans or Programs (1)	Purchased Under
10/01/05-	0	$ 0	0
10/31/05

11/01/05-	0	$ 0	0
11/30/05

12/01/05-	0	$ 0	0
12/31/05

01/01/06-	0	$ 0	0
01/31/06

02/01/06-	0	$ 0	0
02/28/06

03/01/06-	0	$ 0	0
03/31/06

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

Sub Surface Waste Management Of Delaware Inc.

Date: May 15, 2006	By:	/s/ Bruce S. Beattie

Bruce S. Beattie, President and Chief Executive Officer

	By:	/s/ Conrad Nagel
Conrad Nagel, Chief Financial Officer