Form 10QSB
period 2006-06-30
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2006-08-04
CIK 789887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

|X|	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarter ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common Stock, $0.001 par value per share - 87,950,760 shares outstanding as of August 1 , 2006

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Condensed Balance Sheet
	As Of	As Of
	June 30,	September 30,
	2006	2005
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$139,286	$7,098
Restricted cash	0	35,573
Accounts receivable, net	19,207	191,823
Due from affiliates	465,696	765,865
Prepaid expenses and other assets	224,478	6,075
Costs and estimated profit in excess of billings	201,641	188,174
Total current assets	1,050,308	1,194,608

Property And Equipment, Net
Office equipment	69,668	27,137
Manufacturing equipment	56,836	56,836
Transportation equipment	23,351	8,851
	149,855	92,824
Less: Accumulated Depreciation	(42,889)	(24,738)
	106,966	68,086
Other Assets	57,216	54,069
Total assets	$1,214,490	$1,316,763

Liabilities And Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$361,133	$363,449
Due to affiliates	33,943	114,199
Notes payable, current portion	272,132	286,150
Deferred Revenue	0	0
Total current liabilities	667,208	763,798
Total liabilities	667,208	763,798
Stockholders' Equity:
Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
Series A; 20,000,000 shares authorized; 10,836,665 and 5,812,665 outstanding as of June 30, 2006, and September 30, 2005,
aggregate liquidation preference of $108,366,650 and $58,126,650	10,836	5,813
Series B; 5,000,000 shares authorized; 150,000 and 150,000 issued and outstanding as of June 30, 2006 and September 30, 2005
liquidation preference of $1,500,000 and $1,500,000	150	150
Non-Convertible preferred stock, $.001 par value;
Series S; 20,000,000 shares authorized; 20,000,000 ,
Issued and outstanding as of June 30, 2006 and September 30,
2005 respectively; aggregate liquidation preference of $20,000,000	20,000	20,000
Common stock; $.001 par value; 300,000,000 shares authorized;
87,850,760 and 62,877,460 issued and outstanding as of
June 30, 2006 and September 30, 2005, respectively	87,851	62,877
Additional paid-in capital	14,739,444	13,161,570
Stock Subscription Receivable	(156,280)	(2,600)
Deferred equity issuance costs	(668,500)	(768,500)
Deferred financing costs	(184,270)	(184,270)
Accumulated deficit	(13,302,449)	(11,742,075)
Total stockholders' equity	547,282	552,965
Total liabilities and stockholders' equity	$1,214,490	$1,316,763
See accompanying footnotes to the unaudited consolidated condensed financial statements.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Condensed Statements of Operations
(Unaudited)

	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Revenues	$444,082	616,361	76,662	$303,899

Cost of revenues	290,627	461,016	38,982	287,145

Gross profit (loss)	153,455	155,345	37,680	16,754

Selling, general and administrative expenses	1,658,215	1,036,971	441,804	289,311
Depreciation	18,151	8,887	8,624	4,187

Loss from operations	(1,522,911)	(890,513)	(412,748)	(276,744)

Other income (expense):

Interest Income	726	1,377	350	1,219

Interest expense	(38,189)	(79,933)	(10,963)	(12,098)

Net loss before income taxes	(1,560,374)	(969,069)	(423,361)	(287,623)

Income taxes	--	--	--	--
Net Loss	$(1,560,374)	$(969,069)	$(423,361)	$(287,623)

Net loss per common share (basic and diluted)	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted average common shares outstanding	72,665,406	40,034,497	83,120,760	43,870,248

See accompanying footnotes to the unaudited consolidated condensed financial statements.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Condensed Statements Of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,
	2006		2005
NET CASH USED IN OPERATING ACTIVITIES		(722,677)		(664,605)

NET CASH USED IN INVESTING ACTIVITIES		(57,032)		(386,354)

NET CASH PROVIDED BY FINANCING ACTIVITIES		911,897		1,067,422

INCREASE (DECREASE) IN CASH		132,188		16,463
CASH AT BEGINNING OF PERIOD		7,098		612
CASH AT END OF PERIOD		139,286		17,075

Supplemental disclosures of non-cash Investing and financing activities:

Common stock issued in exchange for services		$29,600		$85,025
Common stock issued to director for compensation		$10,000	$
Common stock issued in settlement of accounts payable and
accrued expenses		$77,752		$61,563
Common stock issued in settlement of notes payable		$85,000		$--
Common stock issued in settlement of advances	$			$15,000
Common stock issued to employees for services		$112,000		$86,100
Common stock issued for deposits	$			$10,000
Preferred stock issued to employees for services		$2,000	$
Preferred stock issued in settlement of accrued expenses	$			$30,250
Preferred stock issued to an affiliate for a licensing agreement		$150,000	$
Preferred stock issued to an affiliate for a consulting agreement		$360,000
Stock subscription receivable	$			$5,000

Cash paid for:
Interest		$--		$--
Income taxes		$--		$--

See accompanying footnotes to the unaudited consolidated condensed financial statements.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes To Consolidated Condensed Financial Statements
June 30, 2006 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

As of June 30, 2006, U.S. Microbics, Inc., and subsidiaries ("Parent" or "Affiliates") control approximately 80% of the outstanding voting stock of the Company.

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
June 30, 2006 (Unaudited)

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

The adoption of SFAS No. 123(R) on January 1, 2006 had no impact on our net loss and basic and diluted loss per share as reported for the three months ended June 30, 2006.

The following table illustrates the effect on net income and earnings per share for the third quarter of 2005, if we had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards granted prior to June 30, 2005:

	Nine Months Ended	Three Months Ended
	June 30, 2005
Net loss available to common stockholders as reported	$(969,069)	$(287,623)
Total stock option expense determined under fair value base method	8,397	2,799
Pro forma net loss	$(977,466)	$(290,422)

Net loss per common share as reported:
Basic and diluted	$(.02)	$(.01)
Net loss per common share pro forma:
Basic and diluted	$(.02)	$(.01)

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes To Consolidated Condensed Financial Statements
June 30, 2006 (Unaudited)

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's Preferred Stock Series A (see Note -C) issued to employees of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable
				Weighted		Weighted
			Weighted Average	Average		Average
	Exercise	Number	Remaining Contractual	Exercise	Number	Exercise
	Prices	Outstanding	Life (Years)	Price	Exercisable	Price
	$0.25	55,000	1.84	$0.25	55,000	$0.25
	$1.38	280,000	4.00	$1.38	280,000	$1.38
Totals		335,000	3.64	$1.19	335,000	$1.19

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Price Per
	Shares	Share
Outstanding at October 1, 2005	361,000	$1.12
Granted	8,000	$0.25
Exercised	8,000	0.25
Canceled or expired	26,000	$0.25
Outstanding at June 30, 2006	335,000	$1.19

The weighted-average fair value of stock options granted to employees during the nine months ended June 30, 2006 and 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2006	2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.3%	--
Expected stock price volatility	115.97%	--
Expected dividend payout	--	--
Expected option life-years	3	--
(a) The expected option life is based on contractual expiration dates.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes To Consolidated Condensed Financial Statements
June 30, 2006 (Unaudited)

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

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes To Consolidated Condensed Financial Statements
June 30, 2006 (Unaudited)

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

NOTE C - CAPITAL STOCK

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. The Company has also authorized 20,000,000 shares of Series A convertible preferred stock, with a par value of $.001 per share. The Company has also authorized 5,000,000 shares of Series B convertible preferred stock, with a par value of $.001 per share. The preferred stock is convertible at the option of the holder into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year. The Company has authorized 20,000,000 shares of Series S preferred stock, which is not convertible. As of June 30, 2006 the Company has issued and outstanding 87,850,760 shares of common stock, 10,836,665 shares of convertible Series A preferred stock, 150,000 shares of convertible Series B preferred stock, and 20,000,000 of Series S preferred stock.

During the nine months ended June 30, 2006, the Company issued an aggregate of 620,000 shares of restricted common stock in exchange for $ 29,600 in services. These shares were valued at a weighted average of .05 per share.

During the nine months ended June 30, 2006, the Company issued an aggregate of 4,200,000 shares of restricted common stock in exchange for $ 147,000, net.

During the nine months ended June 30, 2006, the Company issued 150,000 shares of common stock in exchange for $ 15,000.

During the nine months ended June 30, 2006, the Company issued 850,000 shares of common stock for repayment of the $ 85,000 advance from Fusion.

During the nine months ended June 30, 2006, the Company issued an aggregate of 13,845,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. The exercise price related to the 13,845,000 shares of common stock totaled $593,664. The total cost of the Employee Stock Option Plan was $105,106.

During the nine months ended June 30, 2006, the Company issued 208,300 shares of restricted common stock in exchange for $ 10,000 in compensation. These shares were valued at .048 per share.

During the nine months ended June 30, 2006, a shareholder converted 14,000 shares of Series B preferred stock into 70,000 shares of common stock. Each share of Series B preferred stock converts into 5 shares of common stock.

During the nine months ended June 30, 2006, the Company exercised options and issued 8,000 shares of Series A preferred stock for accrued payroll. These shares were valued at .25 per share.

During the nine months ended June 30, 2006, the Company issued 3,200,000 shares of restricted common stock for $112,000 of accrued payroll. These shares were valued at .035 per share.

During the nine months ended June 30, 2006, shareholders converted 84,000 shares of Series A preferred stock into 420,000 shares of common stock. Each share of Series A preferred stock converts into 5 shares of common stock.

During the nine months ended June 30, 2006, the Company issued an aggregate of 730,000 shares of restricted common stock for a total of $ 33,652 in repayment of accounts payable. These shares were valued at a weighted average of .046 per share.

During the nine months ended June 30, 2006, the Company issued an aggregate of 750,000 shares of common stock for a total of $ 44,100 in repayment of accounts payable. These shares were valued at a weighted average of .05 per share.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes To Consolidated Condensed Financial Statements
June 30, 2006 (Unaudited)

NOTE C - CAPITAL STOCK (Continued)

During the nine months ended June 30, 2006, the Company issued 1,500,000 shares of Preferred Series A stock to an affiliate for a total of $ 150,000 in payment of a $ 50,000 past due Technology License Agreement, and $100,000 for a new 10 Year Technology License Agreement that expires in 2015. These shares were valued at a weighted average of .10 per share.

During the nine months ended June 30, 2006, the Company issued 3,600,000 shares of Preferred Series A stock to an affiliate for a total of $ 360,000 in payment of a three year Consulting Contract that expires in July 2007. These shares were valued at a weighted average of .10 per share.

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

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

	June 30,	June 30,
	2006	2005
Net Sales To External Customers:
United States	$13,468	$164,171
Mexico	$430,614	$452,190
Total Sales To External Customers	$444,082	$616,361

Assets:
United States	$1,083,691	$1,278,852
Mexico	130,799
Total Assets	$1,214,490	$1,278,852

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

In December of 2005, the Company signed a contract with the state of Puebla to investigate 3 contaminated sites. The contract amount was approximately $375,000. In March 2006, the Company billed and collected an additional 25% or a payment of $89,400, making a total billed and collected of $269,896 for the six months ending June 30, 2006.

The Company remains teamed with its technology licensee Grupo Bartlett, S.A. de C.V. to execute work in Mexico using its registered technology with SEMARNAT (Mexico EPA).

Additional capital must be raised to fund existing and new projects, support overhead expenses. During the next 12 months, the Company's foreseeable cash requirements are approximately $2,500,000 to implement its business plan to expand and participate in the environmental cleanup business in Mexico. The Company most likely needs to issue additional common or preferred stock, which will have a dilutive effect on current shareholders, in order to raise all or a portion of the necessary capital to continue and expand its operations. However, the Company continues to explore opportunities to license its technology to international end-users and would use any received licensing fees to reduce or eliminate short-term issuance of additional common or preferred stock of the Company.

RESULTS OF OPERATIONS

For The Nine Months and Three Months Ended June 30, 2006 Compared To The Nine Months and Three Months Ended June 30, 2005.

The Company had revenues of $444,082 and $76,662 during the nine months and three months ended June 30, 2006, a decrease of 28% and 75%, respectively as compared to $616,361 and $303,899 of revenue for the same period in 2005.  Revenues for the nine months and three months ended June 30, 2006 consisted primarily of engineering services, construction, and bio-remediation of hydro-carbons in contaminated soil for projects in Mexico. Gross profit for the nine months and three months ended June 30, 2006 was $153,455 and $37,680 or 35% and 49% of sales compared to $155,345 and $16,754 or 25% and 6% of sales for the corresponding period in fiscal 2005. The decrease in revenue is due primarily to the near completion of contracts in Mexico. Higher gross profit percentages were primarily due to decreases in labor costs, and job related travel expenses.

Selling, general and administrative ("SG&A") expenses for the nine months and three months ended June 30, 2006 totaled $1,658,215 and $441,804 respectively, compared to $1,036,971 and $289,311 for the same periods in fiscal 2005. SG&A expenses for the nine months and three months ended June 30, 2006 consisted of occupancy, payroll, accounting, and consulting services. The 60% increase and the 53% increase in SG&A expenses are attributed to licensing agreement fees, consulting expenses related to increases in contracts with an affiliate, consulting fees related to projects in Mexico, expenses related to obtaining additional contracts in Mexico, a $50,000 increase in legal fees, and commission expenses.

The Company incurred a net loss of $1,560,374 and $423,361 for the nine months and three months ended June 30, 2006, had negative cash flows from operations of $722,677 for the nine months ended June 30, 2006 compared to a net loss of $969,069, and $287,623 for the nine months and three months ended June 30,2005, had negative cash flows from operations of $664,605 for the nine months ended June 30, 2005. Basic and diluted net loss per share was $(0.02) and $(0.01) for the nine months and three months ended June 30, 2006, respectively, compared to a loss of $(0.02) and $(0.01) for the nine months and three months ended June 30, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - continued

As of June 30, 2006, the Company had an accumulated deficit of $ 13,302,449 compared to $11,083,426 as of June 30, 2005. The shareholders equity as of June 30, 2006 was $547,282 compared to $552,965 as of September 30, 2005.

The Company is anticipating that revenues in fiscal 2006 will exceed revenues for fiscal 2005 through expansion of its operations in Mexico. Although based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations.

Liquidity And Capital Resources.

Cash totaled $139,286 as of June 30, 2006. During the nine months ended June 30, 2006, the Company raised $157,000 net of $5,000 placement fees from issuance of 4,350,000 shares of restricted and unrestricted common stock, including the sale of 150,000 shares of unrestricted common stock to Fusion Capital Fund II, LLC.

As of June 30, 2006 the Company had working capital of $383,100, compared to a negative working capital of $14,111 as of June 30, 2005. Current assets as of June 30, 2006 of $1,050,308 include $465,696 due from affiliates compared to current assets of $1,008,590 included $771,829 due from affiliates for the period ended June 30, 2005.

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

The Company has approximately $5,885,000 remaining to be used on its equity financing agreement with Fusion Capital. However, in order to use this financing, the stock price must be $0.10 or better for a specified period of time.

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

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) Recent Sales of Unregistered Securities:

In October 2005, the Company issued 45,000 shares of restricted common stock for consulting services valued at $0.13 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In October 2005, the Company issued 1,000,000 shares of restricted common stock for cash valued at $0.05 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In January 2006, the Company issued 208,300 shares of restricted common stock for consulting services valued at $0.048 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In February 2006, the Company converted 14,000 shares of Series A preferred stock into 70,000 shares of common stock. Each share of Series A preferred stock converts into 5 shares of common stock

In March 2006, the Company issued an aggregate of 3,000,000 shares of restricted common stock for cash valued at a weighted average of $0.03 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In March 2006, the Company issued 75,000 shares of restricted common stock for consulting services valued at $0.05 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In March 2006, the Company issued an aggregate of 980,000 shares of restricted common stock for accounts payable at a weighted average of $0.048 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In March 2006, the Company issued 1,500,000 shares of Preferred Series A for License Agreement valued at $0.10 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In March 2006, the Company issued 3,600,000 shares of Preferred Series A for Consulting Contract valued at $0.10 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In April 2006, the Company issued 3,200,000 shares of restricted common stock for accrued payroll at a weighted average of $0.035 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In April 2006, the Company converted 70,000 shares of Series A preferred stock into 3500,000 shares of common stock. Each share of Series A preferred stock converts into 5 shares of common stock

In June 2006, the Company issued 8,000 shares of Preferred Series A for accrued payroll $0.25 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In June 2006, the Company issued an aggregate of 2000,000 shares of restricted common stock for cash valued at a $0.035 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

In June 2006, the Company issued 500,000 shares of restricted common stock for services valued at $0.04 per share in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act,

The proceeds for the sale of restricted common stock were used for operating, selling and administrative expenses and for repayment of advances from the parent company, U.S. Microbics, Inc.

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended March 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases Of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of	Average Price	Total Number of Shares (or Units)	Maximum Number
	Shares (or Units)	Paid per Share	Purchased as Part of Publicly	Value) of Shares (or
Period	Purchased)	(or Unit)	Announced Plans or Programs (1)	Purchased Under
10/01/05-	0	$ 0	0
10/31/05

11/01/05-	0	$ 0	0
11/30/05

12/01/05-	0	$ 0	0
12/31/05

01/01/06-	0	$ 0	0
01/31/06

02/01/06-	0	$ 0	0
02/28/06

03/01/06-	0	$ 0	0
03/31/06

04/01/06-	0	$ 0	0
04/30/06	0	$ 0	0

05/01/06	0	$ 0	0
05/31/06-	0	$ 0	0

06/01/06	0	$ 0	0
06/30/06	0	$ 0	0

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

Sub Surface Waste Management Of Delaware Inc.

Date: August 4, 2006	By:	/s/ Bruce S. Beattie
Bruce S. Beattie, President and Chief Executive Officer

	By:	/s/ Conrad Nagel
Conrad Nagel, Chief Financial Officer