Form 10KSB
period 2006-09-30
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2007-01-16
CIK 789887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]  Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the Fiscal Year ended: SEPTEMBER 30, 2006

[   ]  Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

    For the Transition Period From ____ to ____

Commission File Number: 33-3378-D

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	51-0401125
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

6451-C El Camino Real, Carlsbad, CA 92009
(Address of principal executive offices) (Zip Code)

(760) 918-1860
(Registrant's telephone number, including area code)

Securities Company pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the twelve months ended September 30, 2006 were $508,460.

As of January 11, 2007 there are approximately 44,996,127 shares of common voting stock of the Company held by non-affiliates having an aggregate market value of $1,349,884.

As of January 11, 2007, there were 99,060,794 shares of the Company's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.

FORM 10-KSB

For Year Ended September 30, 2006

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

References herein to the “Company”, “it” or “its” refer to Sub Surface Waste Management of Delaware, Inc. and its subsidiaries unless the context specifically states or implies otherwise.

The Company engages in developing, manufacturing and selling engineered remediation solutions for clean up of toxic waste releases to soil and groundwater and the bio-recycling of spent activated carbon filtration media. The treatments may be made directly to the contaminated soil or groundwater in the location at which the contamination was found ("in situ"), using wells and subsurface injection/extraction points to administer the Company's proprietary microbial blends for bioremediation of various waste streams. Alternatively, the treatments may require excavation of contaminated soil or pumping of groundwater ("ex situ"), and washing activated carbon filtration media with microbes to Bio-recycle the filtration media. The Company provides technical engineering consultation and microbial blends as a subcontractor on projects or executes the work directly as a primary contractor in connection with both ex-situ and in situ processes. The Company also provides comprehensive civil and environmental engineering project management services including specialists to design, permit, build and operate environmental waste clean-up treatment systems using conventional, biological and filtration technologies.

History

The Company was incorporated under the laws of the state of Utah on January 30, 1986 and was re-domiciled in the State of Delaware in February 2001 under the name of Covingham Capital Corporation ("Covingham"). Covingham was an inactive publicly registered corporation with no significant assets or operations. On December 20, 2002, Covingham entered into a Capital Stock Exchange Agreement ("Agreement") with the stockholders of Sub Surface Waste Management, Inc. ("SSWM"), then a wholly-owned subsidiary of U.S. Microbics, Inc., organized under the laws of the State of Nevada. Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by SSWM stockholders were exchanged for an aggregate of 10,774,000 shares of the Covingham's common stock, 5,360,000 shares of the Covingham's series A convertible preferred stock, and stock options for 400,000 shares of Covingham's series A convertible preferred stock.

Following the consummation of the Capital Stock Exchange Agreement, in December 2002, Covingham's name was changed to Sub Surface Waste Management of Delaware, Inc.

In early 2006, the Company authorized the initiation of a new consolidating entity. Environmental Tec International, S.A. de C.V. (ETI) is a wholly owned subsidiary company of SSWM and is a registered legal company in the Estados Unidos Mexicanos (United Mexican States) or otherwise known as the Republic of Mexico chartered to pursue and execute environmental engineering, remediation and infrastructure projects. ETI itself has a subsidiary company in Mexico named Environmental Tec Constructores, S.A. de C.V. (Constructores) which has been established for the placement of direct hire labor whether professional, technical or manual as required to execute project contract commitments. Both ETI and Constructores are legally domiciled in Ciudad Juarez, Chihuahua, Mexico with project offices of convenience as required throughout the Republic of Mexico.

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

Mission

As of the end of the year 2004 the Company refocused its attention to pursue new work in Mexico to take advantage of the promulgation and enforcement of new environmental regulations comparable to U.S. federal standards under a signed treaty protocol of the North American Free Trade Agreement (NAFTA). Under these regulations the Company's proven and U.S. patented application technologies were successfully registered with SEMARNAT (Secretary of the Environment) and its enforcement agency PROFEPA (Mexico EPA). Under Mexico environmental regulations contractors must employ SEMARNAT approved and registered technologies for the remediation of toxic impacts and releases to the environment. The Company seeks to exploit its early entry and recognition into this newly created regulatory driven cleanup market through its contract with a U.S. manufacturer in Torreon, Mexico since 2004 providing environmental site assessment, engineering design and subsequent remedial action plan for the above ground surface (ex-situ) and below ground surface (in-situ) cleanup of petroleum hydrocarbon machine oil releases whose work plan has been approved and followed by PROFEPA. In 2005 the Company decided to hire a reputable and proven marketing firm with a successful track record in introducing U.S. based service technology companies into the market in Mexico. The goal is to establish a permanent source of project revenue in Mexico capitalizing on early entry and securing sustaining revenues with Federal and State clients through teaming arrangements and direct contracts. The Company is continuing its efforts to establish a significant stream of revenue in Mexico.

Remediation Services And Products

The Company provides engineered remediation solutions for cleanup of toxic waste releases to soil and groundwater. Prior to 2005, these services have been sold principally in the United States. Treatment may be in situ, using wells and subsurface injection/extraction points to administer the Company's proprietary microbial blends for bioremediation of various waste streams. The Company also provides ex situ treatment services using its Bio-Raptor™ system in conjunction with its proprietary microbial blends, providing direct technical engineering consultation as needed. The Company also uses the process from a recently granted a U.S. patent for its Bio-GAC™ system as a cost effective liquid and vapor phase waste stream treatment system for the removal of toxics such as petroleum hydrocarbons, perchlorates and other volatile organic compounds.

The Company also uses on some projects a unique collection of microbial cultures developed over a thirty-year period and licensed to the Company by XyclonyX, a subsidiary of U.S. Microbics, Inc., its parent company. The Company uses these cultured specific microbial blends to address specific identified wastes. The Company's in-house technicians work with an assigned Project Engineer to develop a site-specific engineered-remedial solution that will meet or exceed regulatory agency requirements.

Some of the past uses of the Company's products and processes include, but are not limited to, the following:

•	In situ bioremediation of underground contaminants in soil and groundwater;
•	Ex situ bioremediation of contaminants;
•	Bio-recycling of spent activated carbon filtration media; and
•	Open-water (both fresh and marine) containment/treatment bioremediation.

The Company's remediation technologies meet the requirements of the various industries as well as the EPA provision for application of naturally occurring and non-genetically modified microbes. The XyclonyX microbial products have received approval as "relatively safe" from the U.S. Department of Agriculture, its highest rating.

Sales And Marketing Of Services

The Company markets products and services directly to private and governmental clients, through sales agents and through joint venture partners utilizing revenue sharing agreements. The Company is also a technology service provider to third parties who have contracts with their own remediation clients.

Bio-Raptor™

Bio-Raptor™ is the Company's patented ex-situ bioremediation treatment system for cleaning up hydrocarbon-contaminated soil. The Bio-Raptor™ screens and treats soil contamination on-site, thereby reducing costs, maximizing material treatment surface area and aeration, reducing retention time, minimizing potential liability through on-site treatment and eliminating contaminant transportation-related risks and site downtime.

Bio-Raptor™ has high-throughputs of up to 500 tons per hour with larger and smaller customized models engineered to fit specific site remediation requirements. The Company has signed a Technology License Agreement with an affiliate, Xyclonyx, granting the Company a sub-license to use products, technical information and patent processes related to the Bio-Raptor™.

BAC™& Bio-GAC™

BAC™ and BioGAC™ are the bio-recycling technologies used to reactivate or extend the service life of on-line activated carbon filtration media used to control toxic pollutant emissions from both air and water waste streams. Examples include gasoline and diesel tank storage air filter systems and industrial waste water filters that feed the publicly owned treatment system.

Proprietary Microbial Blends

The Company purchases microbial blends from West Coast Fermentation Center, Inc., its parent company's wholly owned subsidiary, which manufactures and uses its own microbial blends for bioremediation purposes. Because of the high quality of the microbial blends purchased from West Coast Fermentation Center, Inc., and the Company’s desire to exercise a high degree of control and confidentiality over the manufacturing process, the Company has not considered alternative sources.

MTBEctomy™ - Formulated specifically to address the need for rapid remediation of MTBE and its daughter products such as Tri Butyl Alcohol. MTBEctomy™ is injected directly into impacted soil & groundwater resources to bioremediate the gasoline fraction containing MTBE in situ for underground leakage and cleanup of gasoline/fuel containment vessels (e.g. gasoline station tanks, etc.). The Company is currently the only licensee of this process for in situ treatment of petroleum contamination.

Remediline™-30xh - Formulated to deal effectively with the heavy, tarry types of oils, coal tars, and organic sludges. This product is particularly well suited for phenolic and other aromatic chemical structure wastes. Usually the product of choice for coking and wood preserving wastes.

Remediline™-30xfa - Biological above ground site remediation process used on hydrocarbon contaminated soils.

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

In August 2004 the Company's teaming partner Grupo Bartlett, S.A. de C.V. secured a registration license for the Company's licensed U.S. patented treatment systems with SEMARNAT, the environmental protection agency of the federal government of Mexico. This license allows the Company through its teaming partner to apply its technology solution for pollution cleanup contracts throughout Mexico. Only registered license technologies can be used by contractors in Mexico to address toxic cleanups approved by SEMARNAT. It is the belief of the Company that the license is one of the first five remediation technology systems approved.

Markets For Remediation Products

Management believes that both large corporations and small, independent entrepreneurs can benefit from the Company's engineering services, proprietary microbial products and patented treatment application processes for in situ and ex situ clean up of environmental impacts to soil and groundwater and for bio-recycling of spent activated carbon filtration media. Examples include:

•	Major Oil Companies with impacts to surrounding soil and groundwater from sudden and uncontrolled releases of petroleum products at retail stations, terminals, pipelines, barges, ships and refineries.
•
Major Toxic and Hazardous Waste Treatment and Disposal Companies with a desire to comply with existing permit conditions and extend the actual or potential life of present storage and treatment sites and facilities through on-site remediation of stored waste-streams and control of nuisance odors.

•	Manufacturers with Fixed Point Source Facilities such as automotive, aerospace and electronic component manufacturers.
•
Specialty Environmental Remediation Companies, which have not been previously exploited (for example, hydrocarbon waste stream treatment at the municipal waste treatment facility, emergency cleanup response companies, open-water clean-up, habitat restoration in environmentally sensitive locals, etc.).

•
Companies who want to Replace Existing, less Efficient Treatment Technologies in their Respective Niche Markets, for example, agricultural processors, paper and cellulose waste-stream producers, golf courses, poultry, pork, beef, and fish processors, and medical and hospitality waste-streams, to reduce their environmental disposal problems.

The Company's representative clients include, UNOCAL, BARMAC (Brown & Root, McDermott), BP-ARCO, Chevron, Allied Waste Company, American Industrial Manufacturing Services (Denso North America), the law firm of Pepper Hamilton, LLP, Caratron Industries, Inc., Horsehead Industries, Signal Hill Petroleum, Global Solutions, Inc. & Fletcher Oil Co., LLC, Hopkins Real Estate Group, The Arthur Pearlman Group, One Hour Martinizing™, O. F. Mossburg & Sons, Applied Technical Solutions, ATC Associates, Enviro-Sciences and S&ME Consulting Engineers, ISE (InSinkErator), City of Chula Vista, CA, Whittaker Corporation, MFG/Tetra Tech, Grupo Protexa de Mexico, Charles Taylor Consultants of Mexico (Agents for Lloyd's of London Insurance Underwriters) and the South Carolina Department of Health & Environmental Control. More recently the Company’s clients have included the State of Puebla, Mexico and the Federal Electricity Commission of Mexico (CFE).

Competition

There are various methods that can be used to remediate soil. A comparison of these methods and the advantages and disadvantages of each method is shown in the table below.

Remediation Methods

Method	Costs	Pro	Con
Competitive Methods:
Thermal Desorbtion	• $80-120 per ton (mobile treatment)	• Soil with gasoline and light hydrocarbons.	• Low temperature heat only removes volatile constituents.
Incineration	• $150-$400 per ton (mobile incineration) • $300-$1,000 per ton (fixed incineration)	• At high temperatures, can sufficiently burn most compounds. • Works for light and heavy hydrocarbons	• Expensive excavation. • Can generate more hazardous compounds. • Projects can last many years. • Doesn't remediate heavy fuels.
Vapor Extraction	• Well field treatment, depends on time in field, cost up to $150,000 plus per acre	• Works for light hydrocarbons. • Can be inexpensive if concentrations are dilute.	• Lengthy time frames. • Doesn't work for heavy Bio-venting fuels such as diesel fuel.
Air Sparging	• Relies on bio-stimulation to reach cleanup goals, cost up to $500,000 per acre	• Works best for light hydrocarbons.	• Lengthy time frames. • Doesn't work for heavy fuels. • Treatment can take many years. • Expensive. • Carbon Filters often become obstructed.
Pump and Treat with carbon	• 5 Gallons Per Minute (GPM), $0.04-$0.06 per gallon	• Unobtrusive method.	• Carbon Filters must be recycled. • Waste disposed in traditional landfill.
Landfill Disposal	• $25-$100 per ton plus tax, transportation and licenses	• Contamination no longer is on your property.	• You are now legally responsible for the entire landfill.
Company's Methods:
Bio-GAC™	• 5 GPM, $.025-.03 per gallon	• Can be inexpensive.	• Depending on local cleanup limit regulations, i.e. TBA from MTBE may require more treatment time.
Bio-augmentation	• $15 to $100 per ton	• Inexpensive. • Can remediate all contaminants. • Unobtrusive.	• Lasts only up to several months, but may remediate at the source.

The Company believes that it can establish a competitive edge in the bioremediation market for three primary reasons. First, because the Company is majority-owned by a microorganism manufacturer, management believes that it can favorably compete in pricing with any distributor or contractor. Most microorganisms used in bioremediation are purchased from manufacturers by distributors who sell to outside contractors. Each additional entity in the distribution chain increases the cost of microorganism blends.

Second, because it has in-house engineering ability, the Company is able to execute remediation projects for its customers using these custom microbial blends not available to competitors. The Company licenses microbial cultures from U.S. Microbics, Inc. The Company has also licensed patented processes and other proprietary microbial products, unavailable to others, for a use on a wide range of toxins. Management believes that these unique blends, high microorganism counts, and extensive applications histories gives the Company a competitive edge over other providers of bioremediation services.\

And thirdly, the Company has made an early entrance into the remediation market and believes that it has an additional competitive edge over other remediation service providers.

Intellectual Property

The Company sub-licenses two patents from XyclonyX, an affiliate of the Company: (1) a patent for a method of treating hydrocarbon spills, which was issued on August 13, 1991; (2) a patent for a method of treating hydrocarbon contaminated soil issued on August 2, 1994, and (3) a patent for treatment of contaminated activated charcoal issued June 14, 2005

The Company's Chief Engineer Behzad Mirzayi, P.E., in conjunction with XyclonyX developed the BAC™ and Bio-GAC™ carbon recycling technology and carbon treatment of contaminated activated charcoal, for which a patent was filed on January 18, 2002 with the U.S. Patent and Trademark Office. In July 2004, the Company were notified that the patent was granted. The patent was published on June 14, 2005, Patent No.: US 6,905,603 B2. SSWM has completed a renewal of its license agreement with XyclonyX.

Research And Development

During the past two years the Company has done a minimal amount of basic research and development amounting to less than $50,000 in each fiscal year. The Company plans to spend approximately $150,000 to $200,000 on research and development over the next fiscal year, integrating its engineering services to incorporate new waste treatments into its final engineering design for customer project work.

Parent Company

U.S. Microbics, Inc., the Company's parent company, and its subsidiaries own 84.19% of the Company’s issued and outstanding common stock.

Employees

As of September 30, 2006, the Company had 4 full-time employees. The Company utilizes certain administrative and executive personnel employed by its parent, U.S. Microbics, Inc., to assist with its reporting, accounting and administrative needs. In such cases, U.S. Microbics, Inc., charges the Company a proportional amount of the salary and overhead for any such employees. The Company also makes use of professionals on an as-needed basis. The Company's employees are not represented by a labor union and the Company believes its employee relations are good. The Company shares space with U.S. Microbics, Inc., its parent company.

Government Regulation

The Company is subject to Federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. It is subject to various Federal, state and local laws affecting advertising and representations made by businesses in the sale of products and services, which apply to it. It is also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general. Similar laws apply to its operations in Mexico for its two subsidiary companies, Environmental Tec International, S.A. de C.V. and Environmental Tec Constructores, S.A. de C.V.

To the Company to apply and use its bioremediation products and patented application processes in the United States, it is required to secure an approved site work plan from the lead regulatory agency based upon a thorough site assessment that accurately defines the complete vertical and horizontal extent of contamination using EPA approved test methods by independent analytical laboratories to verify the data. The lead regulatory agency will typically approve a site work plan within 30 days from the date of its submission. The approved site work plan incorporates site specific cleanup standards required to meet regulatory closure limits to secure a no further action comment letter from the lead regulatory agency. In Mexico the Company’s technolgies are registered with the Secretary of the Environment (SEMARNAT).

RISK FACTORS

An investment in the Company’s common shares involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect its business, operating results and financial condition. The Company’s most significant risks and uncertainties are described below; however, they are not the only risks it faces. If any of the following risks actually occur, the Company’s business, financial condition, or results of operations could be materially adversely affected, the trading of its common stock could decline, and you may lose all or part of your investment therein. You should acquire shares of its common stock only if you can afford to lose your entire investment. In order to attain an appreciation for these risks and uncertainties, you should read this annual report in its entirety and consider all of the information and advisements contained in this Annual Report, including the following Risk Factors and Uncertainties.

Risks Relating To The Company’s Business

The Company has a limited operating history and has accumulated significant losses since its inception and expects losses to continue for the foreseeable future. None of its products or services on the market are currently generating significant revenues. The Company’s inability to generate revenues and profits from its products and services could cause it to go out of business and for you to lose your entire investment.

The Company is engaged in developing and selling microbial technology and engineering application expertise. It has yet to establish any history of profitable operations. It has incurred annual operating losses during the past five fiscal years of operation. As a result, at September 30, 2006, it had an accumulated deficit of $14,241,493. It has incurred net losses from continuing operations of $2,499,418 and $1,627,719 for the fiscal years ending September 30, 2006 and September 30, 2005, respectively. Its revenues have not been sufficient to sustain its operations. While the Company is expanding its contract awards in Mexico, there is no guarantee that its revenues will be sufficient to sustain its operations for the foreseeable future. Its profitability will require the successful commercialization of its products and services. No assurances can be given when this will occur or that it will ever be profitable. Its parent company, U.S. Microbics, Inc., has invested, and it has relied on, approximately $7,000,000 in its operations to date, however the Company will need to raise additional capital to continue as a going concern.

The Company’s independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended September 30, 2006, expressing substantial doubt about the Company’s ability to continue as a going concern. Note R to the financial statements addresses management's plans to address the working capital deficit. It cannot be assured that the Company’s business plans will be successful in addressing these issues. If the Company cannot successfully continue as a going concern, its shareholders may lose their entire investment in its common shares. Its ability to obtain additional funding will determine its ability to continue as a going concern. Its financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s inability to raise additional working capital at all or to raise it in a timely manner would negatively impact its ability to fund its operations, to generate revenues, and to otherwise execute its business plan, leading to the reduction or suspension of its operations and ultimately its going out of business. Should this occur, the value of your investment in the common shares could be adversely affected, and you could even lose your entire investment.

The Company will most likely need to raise cash and additional working capital to cover the anticipated shortfall in its cash and working capital until such time as it becomes cash flow positive based solely on sales and service revenues less operating and other costs. At September 30, 2006, the Company had a negative working capital of $237,269. The independent auditor's report for the year ended September 30, 2006, includes an explanatory paragraph to their audit opinion stating that the Company’s recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. The Company has an operating cash flow deficit of $1,118,649 as of September 30, 2006, an operating cash flow deficit of $722,677 as of June 30, 2006 and an operating cash flow deficit of $974,460 for the year ended September 30, 2005. It does not currently have sufficient financial resources to fund its operations or those of its subsidiaries. Therefore, the Company needs additional funds to continue these operations.

On June 10, 2004, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed to purchase up to an aggregate, under certain conditions, of $6.0 million of the Company’s common stock. The Company only has the right to receive $12,500 per trading day under the agreement with Fusion Capital unless its stock price equals or exceeds $0.70, in which case the daily amount may be increased under certain conditions as the price of its common stock increases. Fusion Capital shall not have the right nor the obligation to purchase any shares of the Company’s common stock on any trading days that the market price of the Company’s common stock is less than $0.10. Assuming the Company sold 12,000,000 shares to Fusion Capital pursuant to the common stock purchase agreement, the selling price of its common stock to Fusion Capital would have to have averaged at least $0.50 per share for it to receive the maximum proceeds of $6.0 million. However, the Company has sold shares to Fusion during the year ended September 30, 2006 at varying price levels, leaving the remaining shares on the agreement at 7,679,251. Assuming the Company sells 7,679,251 shares to Fusion Capital pursuant to the common stock purchase agreement at a purchase price of $0.10 per share (the closing sale price of the common stock on January 8, 2007 was $0.03), proceeds to the Company would only be $767,925, unless it chooses to sell more than 7,679,251 shares, which it has the right, but not the obligation, to do. Of the $767,925, approximately $183,455 would be used to repay a note payable to Fusion Capital, for both principal and interest accrued as of September 30, 2006.

The extent the Company relies on Fusion Capital as a source of funding will depend on a number of factors including the prevailing market price of its common stock and the extent to which it is able to secure working capital from other sources, such as through the commercialization of its products and services. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive and if the Company is unable to commercialize and sell its products and services, it will need to secure another source of funding in order to satisfy its working capital needs. Even if it is able to access the full $6.0 million under the common stock purchase agreement with Fusion Capital, it may still need additional capital to fully implement its business, operating and development plans. Should the financing it requires to sustain its working capital needs be unavailable or prohibitively expensive when it requires it, the consequences would be a material adverse effect on its business, operating results, financial condition and prospects.

The Company’s microbial technology has not gained full market acceptance, as a result it has not generated significant revenues. If its microbial technology does not gain market acceptance or generate revenues, the value of your investment in the common shares could be adversely affected, and you could even lose your entire investment.

The Company’s microbial technology has not been fully utilized in any particular market. Market acceptance of its products and services will depend in large part upon the Company’s ability to demonstrate the technical and operational advantages and cost effectiveness of its products and services as compared to alternative, competing products and services, and its ability to train customers concerning the proper use and application of its products. There can be no assurance that its products and services will achieve a level of market acceptance that will be profitable for the Company.

There can be no assurance that the Company will successfully commercialize any products and services based on microbial technology or manage the related manufacturing, marketing, sales, licensing and customer support operations in a profitable manner. In particular, the Company’s prospects must be considered in light of the problems, delays, expenses and difficulties encountered by any company in the startup stage, many of which may be beyond its control. These problems, delays, expenses and difficulties include unanticipated problems relating to product development and formulation, testing, quality control, production, inventory management, sales and marketing and additional costs and competition, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company’s products and services can be successfully marketed or that it will ever achieve significant revenues or profitable operations.

The Company’s ability to become profitable will depend on a variety of factors, including the following:

•	price, volume and timing of product sales;
•	variations in gross margins on its products, which may be affected by the sales mix and competitive pricing pressures;
•
regulatory approvals for using its bioremediation products, including permits for treatment sites, water quality permits, air quality permits, and other permits as required by particular jurisdictions;

•	changes in its levels of research and development, including the timing of any demonstration projects for regulatory approval;
•	acquisitions of products, technology or companies; and
•	its ability to obtain performance bonding when required.

The Company’s long-term success will also be affected by expenses, difficulties or delays encountered in developing and selling microbial technology, competition, and the often burdensome environmental regulations associated with permitting hydrocarbon remediation sites.

The Company will face intense competition from competitors that have greater financial, technical and marketing resources. These competitive forces may impact its projected growth and ability to generate revenues and profits, which would have a negative impact on its business and the value of your investment.

The Company will likely face intense competition from other environmental companies, virtually all of which can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources, research and development facilities and manufacturing and marketing experience than it. There can be no assurance that developments by its current or potential competitors will not render its proposed products or services obsolete.

In addition, the Company expects to face additional competition from new entrants into its targeted industry segments. As the demand for products and services based on microbial technology grows and new markets are exploited, the Company expects that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and services.

Although it believes that it has certain technical advantages over some of its competitors, including, without limitation, the development of technological innovations that will make the BIO-RAPTOR™ and the use of the Company’s microbial blends more economical and efficient than other bioremediation methods. Maintaining such advantages will require a continued high level of investment in research and development, marketing, sales and customer support. The Company may not have sufficient resources to maintain its research and development, marketing, sales and customer support efforts on a competitive basis. Additionally, the Company may not be able to make the technological advances necessary to maintain a competitive advantage with respect to its products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology, and reduced operating margins, any of which could materially and adversely affect its business, financial condition and results of operations.

The Company’s success is dependent upon on a few key executive officers. Its inability to retain those officers would impede its business plan and growth strategies, which would have a negative impact on its business and the value of your investment.

The Company’s success depends to a critical extent on the continued efforts and services of Bruce S. Beattie, its President and Chief Executive, and Behzad Mirzayi, Executive Vice-President. Were the Company to lose one or more of these key executive officers, it would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of its business plan and the diversion of limited working capital. The Company can give you no assurance that it can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to the Company. Although Messrs. Beattie and Mirzayi have employment agreements providing for their continued service to the Company through December 2007, these agreements will not preclude either of these employees from leaving the Company. The Company currently carries a key man life insurance policy on Bruce S. Beattie which would assist it in recouping its costs in the event of the loss of this officer.

The inability to hire qualified personnel could impede the Company’s ability to generate revenues and profits and to otherwise implement its business plan and growth strategies, which would have a negative impact on its business and could adversely affect the value of your investment.

The Company currently has an extremely small staff comprised of 4 employees. Although it is the belief of the Company that its employees, together with the consultants currently engaged by the Company, will be able to handle most of its additional management, administrative, research and development, sales and marketing, and manufacturing requirements in the short term as it ramp up its sales and operations, the Company will nevertheless be required over the longer-term to hire highly skilled managerial, engineering, technical, sales and marketing and administrative personnel to fully implement its business plan and growth strategies. The Company may not be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to its limited financial resources and lack of an established track record.

The Company’s results of operations may highly fluctuate from quarter to quarter as it continues to grow, therefore you cannot use these results to predict how it may perform in the future.

As a result of its limited operating history, the Company does not have historical financial data for a significant number of periods in which to base its planned operating expenses. Additionally, its revenues have not met its expectations. The Company’s expense levels are based in part on its projections as to future revenues that are expected to increase. It is anticipated that as the Company matures, its sales and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, among others:

•	the volume, timing of, and ability to fulfill customer orders;
•	the demand for its products and services;
•	the number, timing and significance of product enhancements and new product introductions by it and its competitors;
•	changes in pricing policies by it or its competitors;
•	changes in the level of operating expenses;
•
expenses incurred in connection with its plans to fund greater levels of sales and marketing activities and operations, develop new distribution channels, broaden its customer support capabilities and continue its R&D activities;

•	personnel changes;
•	product defects and other product or service quality problems; and
•	general domestic and international legal, economic and political conditions.

Any unfavorable changes in these or other factors could have a material adverse effect on the Company’s business, financial condition and results of operation.

The inability to keep up with technological developments could prevent the Company’s products from gaining and maintaining market acceptance, which could negatively impact its projected growth and ability to generate revenues and profits and have a negative impact on its business and the value of your investment.

The markets for the Company’s products and services based on microbial technology are generally characterized by rapid technological change and are highly competitive with respect to timely innovations. Accordingly, the Company believes that its ability to succeed in the sale of its products and services will depend significantly upon the technological quality of its products and services relative to those of its competitors, and its ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner.

In particular, the Company’s future success is dependent upon its BIO-RAPTOR™, Remediline™, MTBEctomy™, BAC™, and BioGAC™ product lines, each of which is innovative and has not achieved market acceptance. In order to develop such new products and services, the Company will depend upon close relationships with existing customers that previously utilized microbial technology in the bioremediation, agricultural and waste treatment industries, and its ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. There can be no assurance that the Company’s customers will provide it with timely access to such information or that the Company will be able to develop and market its new products and services successfully or respond effectively to technological changes or new product and service offerings of its competitors. The Company may not be able to develop the required technologies, products and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on its business, financial condition and results of operations.

The inability to protect its intellectual property rights could negatively impact the Company’s projected growth, its ability to generate revenues and profits and the value of your investment.

The Company relies on patent, trademark, trade secret and copyright protection to protect its technology. The Company believes that technological leadership in microbial technology will be achieved through additional factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance. Nevertheless, the ability to compete effectively depends in part on its ability to develop and maintain proprietary aspects of its technology, such as those patents currently licensed by its technology and research and development affiliate, XyclonyX. The Company may not secure future patents and patents may become invalid and may not provide meaningful protection for its product innovations. In addition, the laws of some foreign countries do not protect the Company’s intellectual property rights to the same extent as do the laws of the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, "reverse engineer" the Company’s products, or, if patents are issued to the Company, design around such patents.

The Company also relies upon a combination of copyright, trademark, trade secret and other intellectual property laws to protect its proprietary rights by entering into confidentiality or license agreements with its employees, consultants and vendors, and by controlling access to and distribution of its technology, documentation and other proprietary information. There can be no assurance, however, that the steps taken by the Company will not be challenged, invalidated or circumvented, or that the rights granted there under will provide a competitive advantage to it. Any such circumstance could have a material adverse effect on its business, financial condition and results of operations.

While the Company is not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that it will not become so involved in the future or that its products do not infringe any intellectual property or other proprietary right of any third party. Such litigation could result in substantial costs, the diversion of resources and personnel, and subject the Company to significant liabilities to third parties, any of which could have a material adverse effect on its business.

If the Company’s licensees or strategic partners it relies upon to provide it with microbial technology integral to its products fail to protect their rights, or if the Company’s license agreements infringe on third-party intellectual property rights, its ability to generate revenues and profits and to otherwise implement its business plan and growth strategies will be adversely affected. This failure would have a negative impact on its business and the value of your investment.

The Company also relies on certain technology which it licenses from third parties, including microbial technology which is integrated with internally developed products and used in the XyclonyX product line to perform key functions. There can be no assurance that the patents underlying such third party technology licenses will continue to remain unchallenged or that the Company will not have to defend them, along with the licensors, to continue their commercial viability to us. The loss of or inability to maintain any of these technology licenses could result in delays or reductions in product shipments which could materially adversely affect the Company’s business, financial condition or results of operations.

The Company may not be able to obtain sufficient contract bonding, which could limit the number and size of projects it obtains.

The deployment of engineering services for certain government and private remediation projects may require contract performance bonding. The collateral and bonding requirements could limit the number and size of projects requiring bonds undertaken by the Company. In the event that contract bonding cannot be obtained at an economical price or that collateral requirements are beyond the Company's financial capability, the failure to obtain contract bonding could have a material adverse effect on the Company's business, financial condition and results of operations.

Foreign distributors may exploit the Company’s products without compensation to it, which could negatively impact its ability to generate revenues and profits and the value of your investment.

When the Company ships to foreign distributors, those distributors may try to reverse engineer its remediation technology and exploit it without compensating the Company. Foreign distributors may also set up manufacturing and distribution operations that could compete unfairly with the Company, using lower prices or broader distribution. There is no assurance that the Company will be able to protect its business through the use of licensing agreements against such events.

The Company may not be successful in its international sales activities, which could adversely affect its growth.

Its international sales will be limited if the Company is unable to establish and maintain relationships with international distributors and customers. Even if it increases its international sales efforts, the Company cannot be certain that its increases efforts will increase demand for its products in these markets. The Company’s international operations are subject to a number of risks, including:

•	Market acceptance;
•	Environmental laws;
•	Longer sales cycles;
•	Difficulty in collecting accounts receivable;
•	Political and economic instability;
•	Reduced protection of intellectual property rights;
•	Protectionist laws and business practices that favor local competition;
•	Dependence on local vendors;
•	and Foreign language barriers.

In addition, because the Company intends to market its products internationally, a portion of its expected international revenue may be denominated in foreign currencies in the future, which will subject it to risks associated with fluctuations in the foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company’s products more expensive and therefore less competitive in foreign markets.

The Company may be subject to future environmental liabilities which are not covered by, or exceed the coverage amounts of, its insurance which could affect its results of operations or financial condition.

The Company is subject to Federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. It currently maintains a supply of several hazardous materials at its facilities. While the Company currently meets these environmental requirements, there is no assurance that future laws and regulations will not impose significant compliance costs. If there is an accident, the Company could be held liable for any resulting damages. The liabilities incurred by these damages could not only exceed its resources, they may not be adequately covered by insurance, if at all. In addition, the use of the Company’s BIO-RAPTOR™ requires permits to treat contaminated soil. Permit issues may delay the implementation and installation of its products, including the BIO-RAPTOR™.

The Company may be subject to future product liability claims that may be costly to defend, require it to pay money to claimants and divert its managerial and financial resources, which could have a negative impact on its business and the value of your investment.

The development, marketing, sale and licensing of products based on microbial technology entail liability risks in the event of product failure or claim of harm caused by product operation. While the Company offers to contract with its potential customers on a pay for performance basis, and is are not aware of any claim against it based upon the use or failure of its products, end users of any of its proposed products and services could assert claims against it. Although the Company maintains product liability insurance against any such claims, there can be no assurance that such insurance will be sufficient to cover all potential liabilities, or that the Company will be able to continue to obtain insurance coverage in an amount that it believes to be adequate. If there is a successful suit against the Company, lack or insufficiency of insurance coverage would have a material adverse effect on its business, financial condition and results of operations. In addition, the assertion of these claims, even if unsuccessful or without merit, could damage the Company’s reputation or that of its licensees or their products. This damage could limit the marketing and sales efforts and harm its results of operations.

The Company’s engineering services liability insurance may not be sufficient to cover all potential liabilities, which could cause it to make substantial payments to claimants and negatively impact its results of operations and the value of your investment.

The Company’s engineering services are covered under a $1 million professional errors and omissions policy for the execution of professional engineering services in support of its activities. The Company is not aware of any claims or disputes exceeding this insured limit. While it will continue to maintain professional engineering liability insurance against any such claims, there can be no assurance that such insurance will be sufficient to cover all potential liabilities, or that the Company will be able to continue to obtain insurance coverage in an amount that it believes to be adequate. In the event of a successful suit against the Company, lack or insufficiency of insurance coverage could have a material adverse effect on its business, financial condition and results of operations.

The Company relies exclusively on its sole supplier: West Coast Fermentation Center, Inc., a subsidiary of the Company’s parent company. West Coast Fermentation Center has limited service and manufacturing facilities. Their failure to meet the Company’s service requirements could adversely affect its ability to timely and efficiently service its clients' needs, which could negatively impact its ability to generate revenues and profits.

The Company’s future performance will depend to a substantial degree upon its ability to engineer, manufacture, market and deliver its products and services based on the remediation technology in an efficient and profitable manner. The Company purchases the microbial products from West Coast Fermentation Center, Inc. ("WCFC"), a wholly owned manufacturing subsidiary of U.S. Microbics, Inc. As of this date, WCFC has only partially implemented its final build-out of manufacturing operations. Prior to becoming the Company’s supplier, WCFC had no experience in maintaining the type of facility that will manufacture the Company’s products in the quantities required for profitable operations. Accordingly, WCFC may not be able to complete the facility in a timely manner, the cost of completing the facility may exceed its current estimates, the demand for the products may exceed the facility's capacity or the facility may not achieve satisfactory levels of manufacturing efficiency in a timely manner or at a level of quality control that meets competitive demands. In addition, the implementation of WCFC's manufacturing operations at the facility presents risks that, singly or in any combination, could have a material adverse effect on the Company’s business, financial condition and results of operations. These risks include, but are not limited to, production delays associated with products based on the remediation technology, unavailability of required capital equipment and qualified personnel, raw material shortages, higher-than-expected overhead or operational costs, lack of sufficient quality control over the products and order backlogs. In addition, WCFC's development of its internal manufacturing capacity will depend in large part on its ability to raise sufficient capital for this purpose. WCFC may not be able to develop adequate manufacturing capacity or raise sufficient capital, which could have a material adverse effect on the Company’s business, financial condition, results of operations and possibly on its relationships with its customers and vendors. WCFC may consider third-party outsourcing arrangements for the manufacture and supply of certain products during the period in which WCFC expands its internal manufacturing capacity. These outsourcing arrangements are subject to various risks, including, without limitation, production delays or interruptions, inferior product quality, misappropriation of trade secrets and lower profit margins.

Risks Relating To An Investment In The Company’s Securities

The sale of the Company’s common stock to Fusion Capital may cause dilution and the sale of the shares of common stock acquired by Fusion Capital could cause the price of its common stock to decline.

The purchase price for the common stock to be issued to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of the Company’s common stock. All shares included in the prospectus which is a part of the registration statement filed with the Commission on November 5, 2004, will be freely tradable once sold pursuant to the terms outlined in the Plan of Distribution in such prospectus. Fusion Capital may sell none, some or all of the common shares purchased from the Company at any time. The Company expects that the shares offered by this prospectus will be sold over a period of up to 24 months from the date of the prospectus. However, the common stock purchase agreement remains in effect beyond the 24 month period unless terminated by the Company. Depending upon market liquidity at the time, a sale of shares under that offering at any given time could cause the trading price of its common stock to decline. The sale of a substantial number of shares of its common stock under that offering, or anticipation of such sales, could make it more difficult for the Company to sell equity or equity-related securities in the future at a time and at a price that it might otherwise wish to effect sales.

Additionally, in connection with the convertible promissory note issued to Fusion Capital, the Company has registered up to 1,500,000 shares of its common stock in the registration statement which was declared effective on November 9, 2004. The maturity date of the Note was January 31, 2005. The conversion amount of the note including accrued interest as of September 30, 2006 is $183,455. This would require approximately 6,115,167 shares of the Company’s common stock at current prices. Sales of large amount of these shares in the public market could substantially depress the prevailing market prices for the Company’s shares. If that were to happen, the value of your investment could decline substantially.

The trading price of the Company’s common stock may decrease due to factors beyond its control.

The trading price of the common stock is subject to significant fluctuations in response to numerous factors, including:

•	Variations in anticipated or actual results of operations;
•	Announcements of new products or technological innovations by the Company or its competitors;
•	Changes in earnings estimates of operational results by analysts;
•	Results of product demonstrations;
•	Inability of market makers to combat short positions on the stock;
•	Inability of the market to absorb large blocks of stock sold into the market;
•	Developments or disputes concerning the Company’s licensed patents, trademarks or proprietary rights; and
•	Comments about the Company or its markets posted on the Internet.

Moreover, the stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of the Company’s common stock. If its shareholders sell substantial amounts of their common stock in the public market, the price of its common stock could fall. These sales also might make it more difficult for the Company to sell equity or equity related securities in the future at a price it deems appropriate.

U.S. Microbics, Inc., the Company’s parent company, controls more than a majority of its outstanding common shares, which may limit the ability of yourself or other shareholders, whether acting singly or together, to propose or direct the management or overall direction of the Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of the Company that might otherwise result in you receiving a premium over the market price for your common shares.

U.S. Microbics, Inc., the Company’s majority shareholder, and its subsidiaries own approximately 84.19% of the outstanding shares of common stock. As a result, U.S. Microbics, Inc. is able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such a concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

To date, the Company has not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

The Company does not anticipate paying cash dividends on its common shares in the foreseeable future. It may not have enough funds to legally pay dividends, or that even if the funds are legally available, it may nevertheless decide not to pay dividends.

The application of the "penny stock" rules could adversely affect the market price of the Company’s common shares and increase your transaction costs to sell those shares.

As long as the trading price of the Company’s common shares is below $5 per share, the open-market trading of its common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for the Company’s common shares and increased transaction costs for sales and purchases of its common shares as compared to other securities.

The Company’s common shares are thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

The Company’s common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing its common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is small and is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. If the Company was to come to the attention of such persons, they tend to be risk-averse and would be reluctant to follow, purchase or recommend the purchase of its shares until such time as it has become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company’s shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. The Company cannot give you any assurance that a broader or more active public trading market for its common shares will develop or be sustained, or that current trading levels will be sustained.

The sale of additional shares of the Company’s common stock to Fusion Capital under the common stock purchase agreement could cause its common stock price to decline due to the additional shares available in the market, particularly in light of the relatively thin trading volume of its common stock.

The market price of the Companny’s common stock could decline and the voting power and value of your investment would be subject to continual dilution if Fusion Capital purchases the shares and resells those shares into the market. Under the common stock purchase agreement, the Company can sell up to $12,500 of shares of its common stock each trading day to Fusion Capital. Any adverse affect on the market price of the Company’s common stock would increase the number of shares issuable to Fusion Capital each trading day, which would increase the dilution of your investment. Although the Company has the right to reduce or suspend Fusion Capital purchases at any time, its financial condition at the time may require it to waive its right to suspend purchases even if there is a decline in the market price. Sales of large amount of these shares in the public market could substantially depress the prevailing market prices for the Company’s shares. If that were to happen, the value of your investment could decline substantially.

In addition, Fusion Capital may not purchase shares of the Company’s common stock under the common stock purchase agreement if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of the Company’s common stock outstanding at the time of the purchase by Fusion Capital. However, this 9.9% limitation does not prevent Fusion Capital from purchasing shares of the Company’s common stock and then reselling those shares at times when neither Fusion Capital nor its affiliates beneficially own shares in excess of the 9.9% limitation. Therefore, by periodically selling the Company’s common shares into the market, Fusion Capital together with its affiliates could in the aggregate sell more than 9.9% of the Company’s outstanding shares. Consequently, the 9.9% limitation will not necessarily prevent substantial dilution of the voting power and value of your investment.

The market price for the Company’s common shares is particularly volatile given its status as a relatively unknown company with a small and thinly-traded public float, limited operating history and lack of revenues which could lead to wide fluctuations in its share price. The price at which you purchase its common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for the Company’s common shares is characterized by significant price volatility when compared to seasoned issuers, and it is expected that its share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in the Company’s share price is attributable to a number of factors. First, as noted above, its common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by its shareholders may disproportionately influence the price of those shares in either direction. The price for its shares could, for example, decline precipitously in the event that a large number of its common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, the Company is a speculative or "risky" investment due to its limited operating history and lack of revenues or profits to date, and uncertainty of future market acceptance for its potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of the Company’s common shares: actual or anticipated variations in the Company’s quarterly or annual operating results; acceptance of its proprietary technology ; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; its capital commitments; and additions or departures of its key personnel. Many of these factors are beyond the Company’s control and may decrease the market price of its common shares, regardless of its operating performance. The Company cannot make any predictions or projections as to what the prevailing market price for its common shares will be at any time, including as to whether its common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although it does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities. The occurrence of these patterns or practices could increase the volatility of the Company’s share price.

Volatility in the Company’s common share price may subject it to securities litigation, thereby diverting its resources which may have a material adverse effect on its results of operations.

As discussed in the preceding risk factor, the market for the Company’s common shares is characterized by significant price volatility when compared to seasoned issuers, and it is expected that its share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. The Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

The Company’s issuance of additional preferred shares, or options or warrants to purchase those shares, could negatively impact the value of your investment in its common shares as the result of preferential voting rights or veto powers, dividend rights, disproportionate rights to appoint directors to its board, conversion rights, redemption rights and liquidation provisions granted to the preferred shareholders, including the grant of rights that could discourage or prevent the distribution of dividends to you, or prevent the sale of its assets or a potential takeover of the Company that might otherwise result in you receiving a distribution or a premium over the market price for your common shares. The conversion of the Company’s outstanding preferred shares could result in the substantial dilution of your investment in terms of your percentage ownership in the Company as well as the book value of your common shares. The sale of a large amount of common shares received upon the conversion of out outstanding preferred shares could substantially depress the prevailing market prices for the Company’s common stock.

The Company is entitled under its certificate of incorporation to issue up to 300,000,000 common and 50,000,000 convertible preferred shares. As of December 26, 2006, after taking into consideration its outstanding common and preferred shares, it will be entitled to issue up to 200,902,206 additional common shares and 39,163,335 additional preferred shares. The Company’s board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by the shareholders based upon such factors as the board of directors deem relevant at that time. Any preferred shares the Company may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by the board, including: preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that the Company will be required to issue a large amount of additional securities to raise capital to further its development and marketing plans. It is also likely that it will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under the Company’s various stock plans. The Company cannot give you any assurance that it will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances it may deem appropriate at the time, which could negatively impact the value of your investment in its common shares.

In the event of the conversion of the Company’s preferred shares, you could suffer substantial dilution of your investment in terms of your percentage ownership in the Company as well as the book value of your common shares. Potential dilutive effects of future sales of the Company’s common shares by its stockholders, including Fusion Capital, could have an adverse effect on the prices of its securities.

The elimination of monetary liability against the Company’s directors, officers and employees under its certificate of incorporation and the existence of indemnification rights to its directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against its directors, officers and employees.

The Company’s certificate of incorporation contains provisions which eliminate the liability of and indemnify its directors for monetary damages to the Company and its shareholders to the maximum extent permitted under Delaware corporate law. The Company may also have contractual indemnification obligations under its agreements with its directors, officers and employees. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by its shareholders against its directors, officers and employees even though such actions, if successful, might otherwise benefit the Company and its shareholders.

The Company’s certificate of incorporation provides that it is subject to Section 203 of the Delaware General Corporation Law which applies to business combinations with interested stockholders, which could discourage or prevent a potential takeover of the Company that might otherwise result in you receiving a premium over the market price for your common shares.

The Company’s Certificate of Incorporation provides that it is subject to Section 203 of the Delaware General Corporation Law which precludes a shareholder who owns 15% or more of its shares from entering into a "business combination" involving the Company for a period of three years, unless (1) the Company’s board of directors approves the combination before the shareholder acquires the 15% interest; (2) the interested shareholder acquires at least 85% of the Company’s shares as part of the transaction in which they acquired the initial 15%, excluding shares owned by the Company’s officers who are also directors and voting stock held by employee benefit plans; or (3) the combination is approved by a majority vote of the Company’s board of directors and two-thirds vote of its other shareholders at a duly called shareholders' meeting. A "business combination" is defined as (1) a merger or consolidation requiring shareholder approval, (2) the sale, lease, pledge, or other disposition of the Company’s assets, including by dissolution, having at least 50% of the entire asset value of the Company, or (3) a proposed tender or exchange offer of 50% or more of the Company’s voting stock. The Company’s Certificate of Incorporation provides that the provisions of Section 203 of the Delaware General Corporation Law shall not apply to Robert C. Brehm, Chief Executive Officer of U.S. Microbics, Inc.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company shares an administrative facility with U.S. Microbics, Inc. in a 12,083 square foot building located at 6451-C El Camino Real, Carlsbad, California. The facility houses the fermentation plant, the research and development facility of XyclonyX, and the operations of the Company, Bio-Con Microbes, and Sol Tech. The facility should provide enough space for the Company for the next two years of operation, at which time additional space may be required. U.S. Microbics, Inc., charges the Company its pro-rata share of the rent based on floor space. The Company's Engineering Resources Division is headquartered in Littleton, Colorado in an office facility that can accommodate up to 5 engineers. The Company also maintains a project office in Mexico City, Mexico.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending material legal proceedings and is not aware of any threatened or contemplated proceeding by any governmental authority against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company’s common shares are currently quoted on the Nasdaq OTC Bulletin Board (OTCBB) under the symbol "SSWM." The following table sets forth the quarterly high and low bid prices for the Company’s common shares on the OTCBB for the last two fiscal years periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. The Company’s common shares have been quoted on the OTC Bulletin Board since August 19, 2003.

	Bid Price
Period	High	Low

Fiscal Year 2007:
December 31, 2006	$0.05	$0.03

Fiscal Year 2006:
September 30, 2006	$0.05	$0.04
June 30, 2006	$0.06	$0.04
March 31, 2006	$0.08	$0.06
December 31, 2005	$0.13	$0.06

Fiscal Year 2005:
September 30, 2005	$0.28	$0.10
June 30, 2005	$0.11	$0.06
March 31, 2005	$0.26	$0.06
December 31, 2004	$0.40	$0.18

Holders

The Company has approximately 350 record holders of its common stock as of January 11,2007, according to a shareholders' list provided by its transfer agent as of that date, as well as its records relating to issuable shares. The number of registered shareholders excludes any estimate by the Company of the number of beneficial owners of common shares held in street name.

Dividend Policy

The Company has never paid any cash dividends on its common shares, and it does not anticipate that it will pay any dividends with respect to those securities in the foreseeable future. The Company’s current business plan is to retain any future earnings to finance the expansion development of its business. Any future determination to pay cash dividends will be at the discretion of the board of directors, and will be dependent upon the Company’s financial condition, results of operations, capital requirements and other factors as the board may deem relevant at that time.

Securities Authorized For Issuance Under Equity Incentive Plan

Set forth in the table below is information regarding awards made through compensation plans or arrangements through September 30, 2006, the most recently completed fiscal year.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column 2)
Equity Compensation Plans
Approved by Security Holders	3,893,000	N/A	-0-

Equity Compensation Plans Not
Approved by Security Holders	N/A	N/A	N/A

Recent Sales of Unregistered Securities

The Company has sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the year period covered by this report. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On September 27, 2006 the Company issued 625,000 shares of restricted common stock as a finder’s fee totaling $25,000. The shares were valued at $0.04 per share.

On September 27, 2006 the Company issued 3,000,000 shares of restricted common stock for cash received totaling $30,000. The shares were valued at a discounted price of $0.01 per share.

On July 25, 2006 the Company issued 100,000 shares of restricted common stock for cash received totaling $3,500. The shares were valued at $0.035 per share.

On June 22, 2006 the Company issued 500,000 shares of restricted common stock for consulting services totaling $20,000. The shares were valued at $0.04 per share.

On June 22, 2006 the Company issued 200,000 shares of restricted common stock for cash received totaling $7,000. The shares were valued at $0.035 per share.

On April 28, 2006 the Company converted 84,000 shares of series A preferred stock to 420,000 shares of restricted common stock .

On April 12, 2006 the Company issued 3,893,940 shares of restricted common stock for accrued payroll totaling $136,288. The shares were valued at $0.035 per share.

On March 28, 2006 the Company issued 1,000,000 shares of restricted common stock for cash received totaling $40,000. The shares were valued at $0.04 per share.

On March 27, 2006 the Company issued 3,600,000 shares of restricted series A preferred stock for a consulting contract totaling $360,000. The shares were valued at $0.10 per share.

On March 27, 2006 the Company issued 1,500,000 shares of restricted series A preferred stock for a license agreement totaling $150,000. The shares were valued at $0.10 per share.

On March 23, 2006 the Company issued 75,000 shares of restricted common stock for consulting services totaling $3,750. The shares were valued at $0.05 per share.

On March 23, 2006 the Company issued 2,000,000 shares of restricted common stock for cash received totaling $50,000. The shares were valued at a discounted price of $0.025 per share.

On March 20, 2006 the Company issued 730,000 shares of restricted common stock for accounts payable totaling $33,653. The shares were valued at $0.046 per share.

On January 11, 2006 the Company issued 208,300 shares of restricted common stock as compensation to a director totaling $10,000. The shares were valued at $0.048 per share.

On October 13, 2005 the Company issued 1,000,000 shares of restricted common stock for cash received totaling $50,000. The shares were valued at a discounted price of $0.05 per share.

On October 4, 2005 the Company issued 45,000 shares of restricted common stock for consulting services totaling $5,850. The shares were valued at $0.13 per share.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Cautionary Forward - Looking Statement

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the company's actual results and could cause the company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to the Company and (ii) lack or resources to maintain the Company's good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with the Company’s financial statements and their explanatory notes included as part of this prospectus.

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

The Company's plan of operation for the next 12 months is to continue the existing business in Mexico, develop new work in work and promote new projects in Mexico, and raise additional working capital which can augment the base business of the Company.

In Mexico the Company has teamed with its technology licensee Grupo Bartlett, S.A. de C.V. to execute an existing contract backlog of work and is actively promoting new projects in Mexico using its registered technology with SEMARNAT (Mexico EPA).

Additional capital must be raised to fund existing and new projects, support overhead expenses and execute project work identified. During the next 12 months, the Company's foreseeable cash requirements are approximately $5,000,000 to implement its business plan in the environmental cleanup business. The Company will most likely need to issue additional common or preferred stock, which will have a dilutive effect on current shareholders, in order to raise the necessary capital to continue and expand its operations and incur debt in the form of guaranteed lines of credit backed by issuance of common and preferred stock.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires it to make estimates and judgments that affect its reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. The Company bases its estimates and judgments on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Future events, however, may differ markedly from the current expectations and assumptions. While there are a number of significant accounting policies affecting the Company’s consolidated financial statements, it is believed that the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	stock-based compensation.
•	revenue recognition

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in the consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), all recognized on a straight line basis as the requisite service periods are rendered. Results for prior periods have not been restated.

Revenue Recognition

Revenue for product sales is recognized at the time the product is shipped to or picked up by the customer. Revenues from time and material contracts are recognized as the services are performed. Revenue for short-term engineering or remediation services is recognized at the completion of the contract, as well as in segments which are based on provisions in the contracts. Sales under long-term contracts are accounted for under the percentage of completion method. Revenues are recognized as the actual cost of work performed related to the estimate at completion. Profits expected to be realized on contracts are based on the Company's estimates of total contract sales value and costs at completion. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to income.

Results of Operations For Year Ended September 30, 2006

The Company incurred a net loss of $2,499,418 for the year ended September 30, 2006, compared to $1,627,719 for the year ended September 30, 2005. The Company had negative cash flows from operations of $1,118,649 for the year ended September 30, 2006, compared to negative cash flows from operations of $974,460 for the year ended September 30, 2005. Basic and diluted net loss per share was $0.03 for the year ended September 30, 2006 and $0.04 for the year ended September 30, 2005. Weighted average common shares outstanding increased from 43,249,462 for the year ended September 30, 2005 to 76,536,237 for the year ended September 30, 2006.

The Company's revenues for year ended September 30, 2006 were $508,460 compared to $1,094,775 for the year ended September 30, 2005; a decrease of 54%. Revenues decreased primarily due to the Company’s withdrawal from its projects in South Carolina and from the time delay resulting from the startup of its operations in Mexico. Revenues for the year ended September 30, 2006, consisted primarily of bio-remediation of hydro-carbons in contaminated soil for the projects in Mexico. The Company incurred a gross profit for the year ended September 30, 2006 of $26,759 compared to $287,092 for the year ended September 30, 2005.

During the year ending September 30, 2006, the Company made the decision to close all five active projects in South Carolina with its client the South Carolina Department of Health & Environmental Control (SCDHEC) based on a number of critical factors. The Company had achieved an average of ninety-five percent (95%) clean-up over the five project sites from original concentrations. Some project sites showed increased levels of newly released toxics from on-going property owner activities not related to the Company’s original scope of work. One site in particular saw damage done by an errant farming practice which plowed through a section of the active treatment system destroying injection/recovery wells, compressor system and piping infrastructure. The Company relied upon SCDHEC community notification and outreach to inform neighbors that this was an active State funded clean-up site. After lengthy dialogue and written requests, the Company was unable to prevail upon SCDHEC to amend any of its original contract values to cover the additional costs related to these unforeseeable impacts at its project sites. Therefore, upon engineering review of this situation management made the decision not to invest further labor, equipment and operational costs for unrecoverable additional charges which in aggregate would have exceeded the outstanding twenty-five percent balance due from SCDHEC of the original contact price. All five contract performance bonds have expired with no further comment by SCDHEC. Selling, general and administrative expenses included a bad debt charge of $201,641 related to uncollectible earnings upon closure of the projects..

During the year ended September 30, 2006, the Company incurred $2,443,189 in selling, general and administrative expenses, compared to $1,762,396 for the year ended September 30, 2005. The increase in selling, general and administrative expenses of approximately $680,793 was primarily due to the bad debt discussed above and the increases in consulting fees incurred with affiliates, legal, accounting, payroll expenses and business development expenses in Mexico.

Depreciation expense for the year ended September 30, 2006 was $24,714 compared to $13,233 for the year ended September 30, 2005. The increase was due principally to the purchase of equipment related to the startup of operations in Mexico. Interest expense for the years September 30, 2006 and 2005 respectively were $59,032 and $141,027. During this year notes payable decreased by $57,321 and therefore there was a decrease in interest expense.

Liquidity and Capital Resources:

As of September 30, 2006, the Company had a negative working capital of $237,269 compared to working capital of $430,810 at September 30, 2005, or a decrease of $668,079 in the working capital. The change in working capital resulted primarily from the Company’s current year operating losses. During the year ended September 30, 2006 the Company focused much of its effort and capital towards expanding its operations in Mexico, which may lead to increased revenues in subsequent fiscal years but generated little revenue during the fiscal year ended in 2006.

During the year ended September 30, 2006, the Company incurred a cash flow deficit of $1,118,649 from operating activities. Cash flows provided by investing activities was $385,834 during the year ended 2006. The Company met its cash requirements during this period through the issuance of common and preferred stock providing net proceeds of $641,503, securing a convertible note of $100,000 and cash proceeds of $345,000 drawn from a $500,000 line of credit. Cash totaled $310,808 as of September 30, 2006.

The Company will need to continue to raise funds by various financing methods such as private placements and its equity line to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

The Company has raised capital to meet its working capital and financing needs in the past, however, additional financing is required in order to meet its current and projected cash flow deficits from operations and development. The Company has obtained financing in the form of equity in order to provide the necessary working capital. On June 10, 2004, the Company entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC ("Fusion") a Chicago-based institutional investor. Under terms of the agreement, Fusion has agreed to purchase from the Company up to $6.0 million of its common stock over a 24-month period. Since the Securities & Exchange Commission declared effective a registration statement covering the securities issued or issue able to Fusion on November 9, 2004, each month the Company has the right to sell to Fusion up to $250,000 of its common stock at a purchase price based upon the market price of the Company's common stock on the date of each sale without any fixed discount to the market price. The Company may also require Fusion to purchase lesser or greater amounts of its common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. The Company has the right to terminate the agreement at any time without any additional cost. The Company also has the right, at its election, to enter into a new agreement with Fusion Capital under which Fusion would be required to purchase up to an additional $6.0 million of the Company's common stock on the same terms and conditions as the original agreement.

A limiting factor on the Company’s ability to sell shares of common stock to Fusion Capital is that there is a floor price of $0.10 per share. Until the market price of the Company’s common stock is at or above $0.10 it will not be able to sell its common stock to Fusion Capital.

In addition, on August 4, 2004, the Company entered into a loan agreement and convertible promissory note with Fusion Capital to borrow $200,000 at annual interest rate of 10%. The Note matured on January 31, 2005, and may be redeemed by the Company, subject to Fusion Capital's right to convert any outstanding principal and accrued interest due into the Company’s common shares. The Note shall convert at a price equal to the lesser of (i) 50% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or (ii) $0.25 per share. In connection with the Note, Fusion Capital was issued 250,000 warrants with an exercise price of $.275 per share. If the Note is converted, the Company may issue more than 840,000 shares of its common stock to Fusion Capital, including interest as of the conversion date. The Company has registered up to 1,500,000 in connection with the conversion of the Note to preserve its option to utilize its cash resources for purposes other than paying down the Note. On September 11, 2006, the Company issued an aggregate of 3,256,094 shares of common stock to retire $50,000 of principal and $15,121 of accrued interest. These shares were valued at a weighted average of $0.02 per share.. The remaining balance of interest and principal on this note as of September 30, 2006 is $183,455 including $33,455 of accrued interest.

From and after the maturity date or after the occurrence of an event of default under the Note, the interest rate shall be increased to fifteen percent (15%) and shall be calculated in accordance with the terms of the Note. At any time after the maturity date, the Company shall redeem Note for cash equal to 125% of the outstanding principal plus accrued interest.

In the event Fusion Capital does not accept common stock as payment of their note, the Company will be obligated to raise additional capital of $183,455 possibly through the sale of restricted common stock or through additional borrowings.. There is no assurance that the Company will be able to raise the required funds to repay the loan to Fusion Capital.

On September 9, 2006, the Company entered into a $500,000 line of credit agreement with a Pilgrim Bank maturing on September 9, 2007. The line of credit agreement is collateralized by substantially all the assets of the Company and a pledged certificates of deposit held as collateral by one of the Company’s affiliates. The line of credit has a fixed rate of interest of 7% per annum. As of September 30, 2006, the Company the balance outstanding was $345,000.

To obtain this line of credit, a finance fee of 3,000,000 shares of restricted common stock was issued to an affiliate at discount of $0.032 per share. This resulted in a finance fee of $96,000 which is being amortized over the 12 month term of the debt. During the year ended September 30, 2006 the Company amortized $5,523 of this amount to interest expense.

The Company has relied mostly on cash infusions from its parent company, U.S. Microbics, Inc., and the sale of its common stock during the first six years of its existence. Its parent company has limited resources and may not be able to continue to provide sufficient funds for it to successfully continue its operations or repay its debt obligations.

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

There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to successfully obtain additional future funding may jeopardize its ability to continue its business and operations.

During fiscal year ended September 30, 2007 the Company projects expenditures for plant and equipment of approximately from $500,000 to $750,000 and research and development costs of less than $150,000 to $200,000, assuming it raises projected capital of $5,000,000 and secures approximately $15,000,000 of additional contracts in Mexico.

The independent auditor's report on the Company's September 30, 2006 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

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

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges Of Nonmonetary Assets, An Amendment Of APB Opinion No. 29, Accounting For Nonmonetary Transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its financial position, results of operations or cash flows.

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

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

ITEM 7. FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

SEPTEMBER 30, 2006 AND 2005

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.

Index to Financial Statements

Page No.

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheet at September 30, 2006	F-4

Consolidated Statements of Losses for the years ended September 30, 2006 and 2005	F-5

Consolidated Statements of Deficiency in Stockholders' Equity for the two years ended September 30, 2006	F-6 - F-7

Consolidated Statements of Cash Flows for the years ended September 30, 2006 and 2005	F-8 - F-9

Notes to Consolidated Financial Statements	F-10 - F-29

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sub Surface Waste Management of Delaware, Inc.
Carlsbad, CA

We have audited the accompanying consolidated balance sheet of Sub Surface Waste Management of Delaware, Inc. and its wholly-owned subsidiary (the "Company") as of September 30, 2006 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2006 , and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N, the Company has sustained recurring losses from operations and is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note R. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Russell Bedford Stefanou Mirchandani LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

New York, New York
December 22, 2006

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Balance Sheet
September 30, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$310,808
Accounts receivable	47,583
Due from affiliates (Note C)	358,572
Prepaid expenses and other assets (Note D)	100,380
Total Current Assets	817,343

Property And Equipment (Note E)
Office furniture and equipment	28,560
Manufacturing equipment	97,945
Vehicle	23,351
149,856
Less: accumulated depreciation	(49,452)
100,404

Other Assets	7,335
Total Assets	$925,082

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Line of Credit (Note F)	$345,000
Accounts payable and accrued liabilities, net (Note G)	416,562
Notes payable - current portion (Note H)	150,000
Notes payable - affiliate (Note I)	77,679
Due to affiliates (Note J)	65,371
Total Current Liabilities	1,054,612
Total Liabilities	1,054,612

Commitments and Contingencies (Note O)	-

Deficiency in Stockholders' Equity
Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
Series A; 15,000,000 shares authorized; 10,836,665 issued
and outstanding as of September 30, 2006
Aggregate liquidation preference $108,366,650	10,836
Series B; 5,000,000 shares authorized; no shares issued and
outstanding as of September 30, 2006
Non-Convertible preferred stock, $.001 par value;
Series S; 20,000,000 shares authorized; 20,000,000
issued and outstanding as of September 30, 2006
Aggregate liquidation preference $20,000,000	20,000
Common stock; $.001 par value; 300,000,000 shares authorized;
95,525,794 shares issued and outstanding at September 30, 2006	95,526
Additional paid-in capital	14,801,661
Stock Subscription Receivable	(147,560)
Deferred equity issuance cost (Note K)	(668,500)
Deferred financing costs (Note K)	--
Accumulated deficit	(14,241,493)
Total Deficiency in Stockholders' Equity	(129,530)
Total Liabilities And Deficiency in Stockholders' Equity	$925,082

The accompanying notes are an integral part of these consolidated financial statements

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Statements Of Losses
For The Years Ended September 30, 2006 And 2005

	2006	2005
Revenues	$508,460	$1,094,775

Cost of revenues	481,701	807,683

Gross profit	26,759	287,092

Operating Expenses:
Selling, general and administrative expenses	2,443,189	1,762,396
Depreciation	24,714	13,233
Total operating expenses	2,467,903	1,775,629

Loss from operations	(2,441,144)	(1,488,537)

Other income (expense):
Interest income	758	1,845
Interest expense	(59,032)	(141,027)
Total other expense	(58,274)	(139,182)

Loss before income taxes	(2,499,418)	(1,627,719)

Income tax expense	--	--

Net loss	$(2,499,418)	$(1,627,719)

Net loss per common share (basic and diluted)	$(0.03)	$(0.04)

Weighted average common shares outstanding	76,536,237	43,249,462

The accompanying notes are an integral part of these consolidated financial statements

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Statements Deficiency In Stockholders' Equity
For The Two Years Ended September 30, 2006

	Preferred Stock		Common Stock		Sub	Additional Paid-in	Deferred Financing	Deferred Equity Issuance	Accumulated
	Shares	Amount	Shares	Amount	Receiv	Capital	Costs	Costs	Deficit	Total
Balance at October 1, 2004	5,884,665	$5,885	35,860,574	$35,861	$--	$11,096,864	$(184,270)	$(783,500)	$10,114,356)	$56,484

Shares issued for cash	--	--	12,615,957	12,616	--	593,323	--	--	--	605,939
Shares issued in exchange for a finder's fee	--	--	375,000	375	--	(375)	--	--	--	--
Shares issued for employee stock option plan	--	--	4,654,000	4,654	--	522,274	--	--	--	526,928
Shares issued to employees for bonus at 0.35	--	--	246,000	246	--	85,854	--	--	--	86,100

Shares issued to employee for payroll	--	--	509,615	510	--	40,260	--	--	--	40,770

Shares issued for Settlement of accounts payable	--	--	1,090,429	1,090	--	160,391	--	--	--	161,481

Shares issued to consultants for services	--	--	1,371,032	1,371	--	173,654	--	--	--	175,025

Shares issued for note payable and interest expense	--	--	4,903,498	4,903	--	274,680	--	--	--	279,583

Shares issued for accrued expenses	--	--	781,700	782	--	46,118	--	--	--	46,900

Common stock issued for deposit to Water Machines	--	--	83,334	83	--	9,917	--	--	--	10,000

Common stock issued for stock subscription receivable	--	--	41,666	41	(5,000)	4,959	--	--	--	--
Cash received for stock subscription receivable					2,400					2,400
Shares issued for a partial payment on advance from Fusion at 0.232 per share	--	--	64,655	65	--	14,935	--	--	--	15,000
Value of options for 1,400,000 commons shares issued for consulting expenses	--	--	--	--	--	120,574	--	--	--	120,574
Commons shares issued upon conversion of preferred A stocks	(56,000)	(56)	280,000	280	--	(224)	--	--	--	--

Cash received and Restricted Series A options exercised	5,000	5	--	--	--	1,245	--	--	--	1,250
Preferred Series A issued to a related party for consulting services	8,000	8	--	--	--	1,992	--	--	--	2,000
Preferred Series A issued to employees upon exercise of options	121,000	121	--	--	--	30,129	--	--	--	30,250
Preferred Series S issued to U.S. Microbics 20,000,000 20,000	20,000,000	20,000	--	--	--	--	--			20,000
Shares issued for deferred issuance cost	--	--	--	--	--	(15,000)	--	15,000	--	--

Net loss	--	--	--	--	--	--	--	--	(1,627,719)	(1,627,719)
Balance at September 30, 2005	25,962,665	$25,963	62,877,460	$62,877	$(2,600)	$13,161,570	$(184,270)	$(768,500)	$(11,742,075)	$552,965

The accompanying notes are an integral part of these consolidated financial statements

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Statements Deficiency In Stockholders' Equity (continued)
For The Two Years Ended September 30, 2006

	Preferred Stock		Common Stock		Sub	Additional Paid-in	Deferred Financing	Deferred Equity Issuance	Accumulated
	Shares	Amount	Shares	Amount	Receiv	Capital	Costs	Costs	Deficit	Total
Total brought forward	25,962,665	$25,963	62,877,460	$62,877	$(2,600)	$13,161,570	$(184,270)	$(768,500)	$(11,742,075)	$552,965

Shares issued for cash	--	--	7,450,000	7,450	--	188,050	--	--	--	195,500
Shares issued to Fusion for advance			850,000	850		84,150				85,000
Shares issued as a finder's fee	--	--	625,000	625	--	24,375	--	--	--	25,000
Shares issued to consultants for services			620,000	620	--	28,980	--	--	--	29,600
Shares issued for employee stock option plan	--	--	13,845,000	13,845	(147,560)	684,527	--	--	--	550,812
Common issued for Settlement of accounts payable	--	--	1,480,000	1,480	--	76,272	--	--	--	77,752
Shares issued to employee for payroll	--	--	3,893,940	3,894	--	132,394	--	--	--	136,288
Shares issued for note payable and interest expense			3,256,094	3,256	--	61,865	--	--	--	65,121
Common stock issued as compensation to a director	--	--	208,300	208	--	9,792	--	--	--	10,000
Commons shares issued upon conversion of preferred A stocks	(84,000)	(84)	420,000	420	--	(336)	--	--	--	--
Common stock issue for finance fee for line of credit	--	--	--	--	--	96,000	--	--	--	31,250
Preferred Series A issued to employee for accrued payroll	8,000	8	--	--	--	1,992	--	--	--	2,000
Preferred Series A issued to affiliate for a license agreement	1,500,000	1,500	--	--	--	148,500	--	--	--	150,000
Preferred Series A issued to affiliate for a consulting contract	3,600,000	3,600	--	--	--	356,400	--	--	--	360,000
Cancellation of preferred series B shares	(150,000)	(150)	--	--	--	(184,120)	184,270			--
Financing expenses related to convertible note payable for $100,000	--	--	--	--	--	31,250	--	--	--	31,250
Shares issued for deferred issuance cost	--	--	--	--	--	(100,000)	--	100,000	--	--
Write off of stock subscription receivable	--	--	--	--	2,600	--	--	--	--	2,600
Net loss	--	--	--	--	--	--	--	--	(2,499,418)	(2,499,418)
Balance at September 30, 2006	30,836,665	$30,836	95,525,794	$95,526	$(147,560)	$14,801,661	$--	$(668,500)	$(14,241,493)	$(129,530)

The accompanying notes are an integral part of these consolidated financial statements

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Statements Of Cash Flows
For The Years Ended September 30, 2006 And 2005

	2006	2005
Cash Flows From Operating Activities:
Net loss	$(2,499,418)	$(1,627,719)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	30,237	13,233
Bad debt expense	201,641	--
Stock subscription receivable write off	2,600	--
Investment write off	--	150,000
Interest expense credited to Notes Payable	--	96,573
Preferred stocks issued for license agreement with an affiliate	150,000	--
Preferred stocks issued for consulting expenses with an affiliate	360,000	2,000
Beneficial conversion on notes payable amortized	--	72,792
Issuance of stock for bonus or payroll	138,288	126,870
Issuance of stock for interest expense	15,122	--
Common stock issued in exchange for services	54,600	175,024
Common stock issued in exchange for director services	10,000	--
Stock options issued in exchange for services	104,809	120,574
Decrease (increase) in:
Accounts receivable	130,773	(166,322)
Cost and estimated profit in excess of billing	--	29,543
Prepaid expenses and other current assets	(3,831)	(191,150)
Other assets	46,734	(5,706)
Increase (decrease) in:
Accounts payable and accrued expenses	139,796	229,828
Net Cash Used In Operating Activities	(1,118,649)	(974,460)
Cash Flows From Investing Activities:
Reduction in restricted cash	35,573	86,869
Purchase of property and equipment	(57,032)	(52,646)
Payments (to) from affiliates	407,293	(338,296)
Net Cash Provided By (Used In) Investing Activities	385,834	(304,073)
Cash Flows From Financing Activities:
Proceeds from line of credit	345,000	-
(Repayment of) proceeds from parent and affiliates	(49,978)	78,503
Proceeds from notes payable	100,000	70,000
Proceeds from issuance of common stock, net	195,500	605,940
Issuance of common stock under employee stock option plan	446,003	526,926
Proceeds from issuance of preferred stock	--	1,250
Proceeds from stock subscription receivable	--	2,400
Net Cash Provided By Financing Activities	1,036,525	1,285,019
Net Increase In Cash	303,710	6,486
Cash At Beginning Of Year	7,098	612
Cash At End Of Year	$310,808	$7,098

The accompanying notes are an integral part of these consolidated financial statements

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Statements Of Cash Flows (continued)
For The Years Ended September 30, 2006 And 2005

	2006	2005
Supplemental Disclosure Of Non-Cash Investing And Financing Activities:
Common stocks issued in exchange for services	54,600	175,024
Common stocks issued to employees for services	136,288	126,870
Common stock issued for deposits	--	10,000
Preferred stocks issued in exchange for services	2,000	2,000
Preferred stocks issued in settlement of accrued expenses	--	30,250
Common stock issued for compensation to a director	10,000	--
Common stock issued in settlement of notes payable and accrued interest	65,122	279,583
Common stock issued for a finance fee associated with a line of credit	96,000	--
Preferred stock issued for consulting contract with an affiliate	360,000	--
Preferred stock issued for licensing agreement with an affiliate	150,000	--
Preferred stock issued as deferred financing costs	(184,270)	--
Common stock issued in settlement of accounts payable and accrued expenses	77,752	208,381
Common stock issued as deferred equity issue costs	(100,000)	--
Common stock issued in settlement of advances	85,000	15,000
Stock options issued in exchange for services	--	120,574
Stock subscriptions receivable	144,960	5,000
Cash Paid For:
Interest	$--	$--
Income taxes	$--	$--

The accompanying notes are an integral part of these consolidated financial statements

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

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

As of September 30, 2006 and 2005, U.S. Microbics, Inc., and subsidiaries ("Parent" or "Affiliates") control approximately 84.19% and 89.3%, respectively, of the outstanding stock of the Company.

Cash and Cash Equivalents

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

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses in the fiscal year ended 2006 and 2005.

Income Taxes

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

Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2006 and 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

The asset, "Cost and estimated profit in excess of billings" represents revenue recognized in excess of amounts billed. At Septermber 30, 2006, the Company had no costs and estimated profit in excess of billings.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

NOTE A - SUMMARY OFACCOUNTING POLICIES (continued)

Advertising

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $0 and $117 for the years ended September 30, 2006 and 2005, respectively.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year. These reclassifications had no affect on previously reported results of operations or retained earnings.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,499,418 and $1,627,719 during the years ended September 30, 2006 and 2005, respectively. The Company's current liabilities exceeded its current assets by $327,746 as of September 30, 2006. The Company's current assets exceeded its current liabilities by $ 430,810 as of September 30, 2005.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in the consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), all recognized on a straight line basis as the requisite service periods are rendered. Results for prior periods have not been restated.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

NOTE A - SUMMARY OFACCOUNTING POLICIES (continued)

The following table illustrates the effect on net income and earnings per share for the year ended 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards granted prior to September 30, 2005:

2005

Net loss available to common stockholders as reported	$(1,627,719)
Total stock option expense determined under fair value base method	--
Pro forma net loss	$(1,627,719)

Net loss per common share as reported:
Basic and diluted	$(.04)
Net loss per common share pro forma:
Basic and diluted	$(.04)

Comprehensive Income

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

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at the rates of exchange at the balance sheet date, and related revenue and expenses are translated at average monthly exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Contingencies

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

New Accounting Pronouncements (continued)

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the future.

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

FASB Interpretation No. 47 ("FIN 47") "Accounting for Conditional Asset Retirement Obligations" was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect adoption of FIN 47 to have a material effect on its. financial position, results of operations or cash flows.

In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS No. 154"), was issued, which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." Among other changes, SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires accounting for a change in method of depreciating or amortizing a long-lived non-financial asset as a change in accounting estimate (prospectively) affected by a change in accounting principle. Further, the Statement requires that corrections of errors in previously issued financial statements to be termed a "restatement." The new standard is effective for accounting changes and error corrections made in fiscal years beginning after December 15 , 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial position, results of operations or cash flows .

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

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

NOTE B - RESTRICTED CASH

As of September 30, 2006, the Company did not have restricted cash balances. As of September 30, 2005, restricted cash consisted of one certificate of deposit $34,942 and accrued interest, which totaled $35,573. The certificate of deposit was pledged as collateral on letter of a credit (see Note K) issued to the State of South Carolina in lieu of performance bonds on a remediation project for McGill's Store. The letter of credit expired on September 18, 2006 and was not renewed.

NOTE C - DUE FROM AFFILIATE

As of September 30, 2006, the Company had a due from affiliates of $358,572 which principally comprises of $214,414 due from US Microbics, Inc. and $124,932 due from USM Capital Group, Inc.  U.S. Microbics, Inc., our parent company owns 84.19% of our issued and outstanding common stock. U.S. Microbics, Inc. also owns 80% of USM Capital Group, Inc., which in turn owns 1 % of our issued and outstanding common stock.

The captions "Due from affiliates" represent loans receivable that are unsecured non-interest bearing and that are due upon demand.

NOTE D - PREPAID EXPENSES AND OTHER ASSETS

Of the $100,380 shown for prepaid expenses and other assets, $90,477 is deferred finance charges that was issued in restricted common stock to an affiliate for collateralizing a line of credit for the Company.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 consists of the following:

2006
Manufacturing equipment	$97,945
Office furniture and equipment	28,560
Vehicle	23,351
149,856
Less: accumulated depreciation	(49,452)
$100,404

Depreciation expense for the years ended September 30, 2006 and 2005 was $24,714 and $13,233, respectively.

NOTE F - LINE OF CREDIT

On September 9, 2006, the Company entered into a $500,000 line of credit agreement with a Pilgrim Bank maturing on September 9, 2007. The line of credit agreement is collateralized by substantially all the assets of the Company and a pledged certificate of deposit held as collateral by one of the Company’s affiliates. The line of credit has a fixed rate of interest of 7% per annum. As of September 30, 2006, the Company the balance outstanding was $345,000.

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2006 consists of the following:

2006
Accounts payable	$378,175
Accrued expenses Interest	38,387
$416,562

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

NOTE H - NOTES PAYABLE

Notes payable to related parties at September 30, 2006 consists of the following:

2006
Fusion Capital Note Payable (terms described below)	$150,000

Fusion Capital Advance (Note K)	--

Total	150,000
Less: current portion	150,000
$--

Fusion Capital Note Payable

During August 2004, the Company received gross proceeds of $200,000 for a convertible note payable bearing 10% interest rate and maturing on January 31, 2005. The Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $0.25 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a twelve day moving average closing price over a ten(12) day period.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $40,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Note. The debt discount attributed to the beneficial conversion feature is amortized over the note's maturity period (180 days) as interest expense. The Company amortized $0 and $26,667 for the year ended 2006 and 2005 of the discount associated with the beneficial conversion feature to interest expense.

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

For the period ending September 30, 2006 the Company issued 3,256,094 shares of common stock valued at .02 per shares for a total of $65,121.88. The note to Fusion was reduced $50,000, and $15,121.88 was applied to accrued interest.

NOTE I - NOTES PAYABLE - AFFILIATE

On May 31, 2006, the Company entered into a $100,000 unsecured convertible note agreement with an affiliate. The convertible note is repayable in 50 weekly principal and interest payments of $2,500 beginning September 2006. The note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at $0.04 per share. The Company is currently in default of the note agreement. As of September 30, 2006, the principal balance outstanding was $100,000.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $31,250 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Note. The debt discount attributed to the beneficial conversion feature is amortized over the note's maturity period (1 year) as interest expense. The Company amortized $8,929 for the year ended 2006 associated with the beneficial conversion feature charged to expenses.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

Notes payable to related parties at September 30, 2006 consists of the following:

2006

Convertible note payable, interest at 25% per annum, short term loan paid in weekly installments. Note- holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at $0.04 per share.	100,000

Debt discount - beneficial conversion feature, net of accumulated Amortization of $ 31,250 as of September 30, 2006.	(22,321)
Total	77,679
Less: current portion	77,679
$--

NOTE J - DUE TO AFFILIATES

As of September 30, 2006, the Company had a due to affiliates of $65,371 which principally comprises of $13,900 due to US Microbics Capital, $28,397 due to West Coast Fermentation Center, Inc., and $12,039 due to Sol Tech, Inc .

The captions "Due to affiliates" represent advances that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

NOTE K - STOCKHOLDER'S EQUITY

Equity Line

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

The Company has the right to sell to Fusion $250,000 of its common stock, per month, at a purchase price based upon the market price of the Company's common stock on the date of each sale without any fixed discount to the market price. Under the terms of the common stock purchase agreement Fusion has received 1,000,000 shares of common stock as a commitment fee and 50,000 to cover expenses in connection with Fusion's due diligence. Unless an event of default occurs, these shares must be held by Fusion until 24 months from the date of the common stock purchase agreement or the date the common stock  purchase agreement is terminated. The common stock purchase agreement continues until terminated by either Fusion Capital or the Company. Fusion Capital has also received warrants to purchase: (i) 500,000 shares of common stock at $0.50 per share, (ii) 500,000 shares of common stock at $1.00 per share, (iii) 500,000 shares of common stock at $1.50 per share and (iv) 500,000 shares at $2.00 per share. The warrants are exercisable for a period of five years from issuance.

The Company valued these shares at aggregate of $288,500 based on the market price. This amount has been capitalized as deferred equity issuance cost, with an addition to additional paid-in capital, on the Company's financial statements for the year ending September 30, 2006.

The warrants to purchase 2,000,000 shares of common stock at prices ranging from $0.50 to $2.00 per share to Fusion were valued based on the Black-Scholes calculation model. These warrants are deemed to have a combined value of $495,000. This amount has been capitalized as deferred equity issuance cost, with an addition to additional paid-in capital, on the Company's financial statements for the year ending September 30, 2006.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

NOTE K - STOCKHOLDER'S EQUITY (continued)

Fusion Capital Advance

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

During the year ended September 30, 2006, the Company issued 1,000,000 shares of common stock to Fusion valued at .10 per share for a total value of $100,000. Of the 1,000,000 shares issued, 850,000 were issued to repay the advance for a total value of $85,000. The additional 150,000 share were issued for cash received at a price of $15,000.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of convertible preferred stock. The Company's preferred stock may be divided into such series as may be established by the Board of Directors. The preferred stock is convertible at the option of the holder into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year.

As of September 30, 2005 The Company has issued a new series of stock. The Company has authorized 20,000,000 shares of non-convertible Preferred Stock as Series S Preferred Stock, par value $0.001 per share. Each share of the Series S Preferred Stock shall be entitled to twenty votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. In addition, the holders of the Series S Preferred Stock shall have the right to vote, separately as a single class, at a meeting of the holders of the Series S Preferred Stock or by such holders' written consent or at any annual or special meeting of the stockholders of the Corporation on any of the following matters: (i) the creation, authorization, or issuance of any class or series of shares ranking on a parity with or senior to the Series S Preferred Stock with respect to dividends or upon the liquidation, dissolution, or winding up of the Corporation, and (ii) any agreement or other corporate action which would adversely affect the powers, rights, or preferences of the holders of the Series S Preferred Stock.

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

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, and after payment of any senior liquidation preferences of any series of Preferred Stock and before any distribution or payment is made with respect to any Common Stock, holders of each share of the Series S Preferred Stock shall be entitled to be paid an amount equal in the greater of (a) the face value denominated thereon subject to adjustment for stock splits, stock dividends, reorganizations, reclassification or other similar events (the "Adjusted Face Value") plus, in the case of each share, an amount equal to all dividends accrued or declared but unpaid thereon, computed to the date payment thereof is made available, or (b) such amount per share of the Series S Preferred Stock immediately prior to such liquidation, dissolution or winding up, or (c) the liquidation preference of $1.00 per share, and the holders of the Series S Preferred Stock shall not be entitled to any further payment, such amount pay able with respect to the Series S Preferred Stock being sometimes referred to as the "Liquidation Payments."

Series S Preferred Stock shall not be convertible into any other class or series of the Company's securities.

As of September 30, 2006, the Company has issued and outstanding 10,836,665, 0, and 20,000,000 shares of convertible preferred Series A, Series B, and non-convertible Series S, respectively.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

NOTE K - STOCKHOLDER'S EQUITY (continued)

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

Preferred stock transactions during the year ended September 30, 2006:

During the year ended September 30, 2006 the Company converted 84,000 shares of Series A preferred stock into 420,000 shares of common stock. Each share of Series A preferred stock converts into 5 shares of common stock

During the year ended September 30, 2006, the Company cancelled 150,000 shares of Preferred Series B stock that had been issued as collateral to investors for lines of credit. The jobs that the lines of credit were intended to support were cancelled.

During the year ended September 30, 2006 the Company issued 8,000 shares of Preferred Series A to an employee upon exercise of stock option and decreased the value of accrued payroll by $2,000. These shares were valued at $0.25 per share.

During the year ended September 30, 2006, the Company issued 1,500,000 shares of Preferred Series A stock to an affiliate for a total of $ 150,000 in payment of a $ 50,000 past due Technology License Agreement, and $100,000 for a new 10 Year Technology License Agreement that expires in 2015. These shares were valued at a weighted average of $0.10 per share.

During the year ended September 30, 2006, the Company issued 3,600,000 shares of Preferred Series A stock to an affiliate for a total of $ 360,000 in payment of a three year Consulting Contract that expires in July 2007. These shares were valued at a weighted average of $0.10 per share.

To determine if an embedded beneficial conversion feature was present in the Series A preferred stock, the Company utilized the guidance provided in EITF 98-5.  In determining a beneficial conversion feature under EITF 98-5 paragraph 5 , the embedded beneficial conversion feature present in convertible securities should be valued separately at issuance.  The value should be calculated at the commitment date as the difference between the conversion price, in this case $0.02, and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible (intrinsic value).  The estimate of fair value should be used based on the best information available in the circumstances if a quoted market price is not available.

For the two Preferred Series issued to affiliates during the year ended September 30, 2005, the Company considered the following facts and circumstances in determining whether the transaction created a beneficial conversion feature:

•	The Preferred Series A holders are given the right to convert it shares into 25,500,000 shares of the Company’s restricted common stock
•	The Preferred Series A holder had no registration rights in connection with the underlying shares of common stock (demand or otherwise).
•	There is no recognized market for the Series A Preferred or the Company’s restricted common stock.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

NOTE K- STOCKHOLDER'S EQUITY (continued)

•	The Registrant sold 2,000,000 shares of its restricted common stock in exchange for cash to a third party in March 2006 at a price equal to $.025 per share
•	The Company has not entered into any placements for cash of its Series A Preferred.
•	The Company’s book value at December 31, 2005 was less than $.00002 per share
•
The Preferred Series A holder could convert and sell the underlying common shares in a private transaction under SEC Rule 144, however the number of shares transacted would have been over 500 times the average daily volume at the time of the transaction.

Given the lack of liquidity, lack of market, the large number of Series A Preferred shares potentially convertible into the Company’s restricted common stock , and the insignificant difference in the amount per share between the fair value of the Company’s restricted common stock ( $.025 per share) and the value of the restricted common underlying the Series A Preferred ($.02 per share) , the Company believes the Series A Preferred holders had no intrinsic value, and therefore did not record a beneficial conversion feature in connection with the issuance of the above issuance of 1,500,000 and 3,600,.000 shares of Series A Preferred during the year ended September 30, 2006.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2006 and 2005, the Company has issued and has outstanding 95,525,794 and 62,877,460 shares of common stock, respectively. All valuations of common stock issued for services were based the fair value of the services received which did not differ materially from the value of the stock issued.

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
September 30, 2006

NOTE K- STOCKHOLDER'S EQUITY (continued)

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

During the year ended September 30, 2005, the Company issued 83,334 shares of restricted common stock valued at $10,000. The Company reported an increase in deposits in regards to this transaction.

During the year ended September 30, 2005 the Company received a $100,000 advance on future stock sales from Fusion Capital. The company issued 64,655 shares of common stock associated with this advance. The transactions were valued at .232 per share. The remaining balance of the advance is $85,000 as of September 30, 2005.

Common stock transactions during the year ended September 30, 2006:

During the year ended September 30, 2006 the Company issued 4,450,000 shares of restricted common stock in exchange for $165,500.

During the year ended September 30, 2006, the Company issued 3,000,000 shares of restricted common stock to an affiliate for collateralizing a $500,000 line of credit with Pilgrim Bank. The restricted shares were issued at a discount of $0.032 per share which generated a finance charge of $96,000 which is being amortized to interest expense over the 12 month term of the credit line. The shares were priced at $0.01 for which the Company received $30,000 from the affiliate.

During the year ended September 30, 2006, the Company issued 625,000 shares of common stock in settlement of a finder’s fee for a total of $25,000. These shares were valued at $0.04 per share.

During the year ended September 30, 2006, the Company issued 208,300 shares of restricted common stock as compensation to a director for a total of $10,000. These shares were valued at $0.048 per share.

During the year ended September 30, 2006, the Company issued an aggregate of 13,845,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses. Net proceeds to the company were $446,003 with an Employee Stock Option Receivable of $147,560. The company incurred expenses of $104,809.

During the year ended September 30, 2006, the Company issued an aggregate of 3,893,940 shares of common stock to employees in exchange for a total of $136,288 in accrued payroll. These shares were valued at a weighted average of $0.035 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the year ended September 30, 2006, the Company issued an aggregate of 620,000 shares of common stock to consultants exchange for a total of $29,600 for services and expenses rendered. These shares were valued at a weighted average of approximately $0.048 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the year ended September 30, 2006, the Company issued 850,000 shares of common stock to Fusion valued at .10 per share for a total value of $85,000. The Company applied $85,000 for the full repayment of the advance.

During the year ended September 30, 2006, the Company issued an aggregate of 3,256,094 shares of common stock to settle notes payable and accrued interest for a total of $65,121. These shares were valued at a weighted average of $0.02 per share.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

NOTE K- STOCKHOLDER'S EQUITY (continued)

During the year ended September 30, 2006, the Company issued an aggregate of 1,480,000 shares of common stock to settle accounts payable outstanding balance for a total of $77,752. These shares were valued at a weighted average of approximately $0.05 per share.

NOTE L - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's Preferred Stock Series A issued to employees of the Company under a non-qualified employee stock option plan.

		Options Outstanding			Options Exercisable
			Weighted Average Remaining	Weighted Average		Weighted Average
	Exercise	Number	Contractual	Exercise	Number	Exercise
	Prices	Outstanding	Life (Years)	Price	Exercisable	Price
	$ 0.25	55,000	1.58	$ 0.25	55,000	$ 0.25
	$ 0.30	400,000	4.25	$ 0.30	400,000	$ 0.30
	$ 1.38	280,000	3.75	$ 1.38	280,000	$ 1.38
Totals		735,000	3.86	$ 0.71	735,000	$ 0.71

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at October 1, 2003	390,000	$0.25
Granted	293,000	1.33
Exercised	(168,000)	(0.25)
Canceled or expired	--	--
Outstanding at September 30, 2004	515,000.86
Granted	--	--
Exercised	(134,000)	(0.25)
Canceled or expired	(20,000)	--
Outstanding at September 30, 2005	361,000.86
Granted	408,000.30
Exercised	(8,000)	(.25)
Canceled or expired	(26,000)	--
Outstanding at September 30, 2006	735,000	$0.71

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

NOTE L - STOCK OPTIONS AND WARRANTS (continued)

The weighted-average fair value of stock options granted to employees during the year ended September 30, 2006 and 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2006	2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.3%	--
Expected stock price volatility	115.97%	--
Expected dividend payout	--	--
Expected option life-years (a)	3	--

(a) The expected option life is based on contractual expiration dates.

The fair value of the 408,000 Preferred Stock Series non-qualified options issued during the year ended September 30, 2006 were deemed to be immaterial.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $1,627,719 and $(0.04) for the year ended September 30, 2005, respectively.

The intrinsic value of options outstanding and exercisable is the difference between the fair market value of the Company’s common stock on the applicable date (“Measurement Value”) and the exercise price of those options that had an exercise price that was less than the Measurement Value. The intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price. At September 30, 2006, the options outstanding and exercisable had no value.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
--	--	--	--	--	--

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at September 30, 2005	--		--
Granted	13,845,000.05
Exercised	(13,845,000)		(.05)
Canceled or expired	--		--
Outstanding at September 30, 2006	--	$	. --

For the year ended September 30, 2006, the Company issued an aggregate of 13,845,000 shares of common stock to employees under an non-qualified employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses. Net proceeds to the company were $446,003 with an Employee Stock Option Receivable of $147,560. The company incurred expenses of $104,809.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

NOTE L - STOCK OPTIONS AND WARRANTS (continued)

Non-Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise	Number	Remaining Contractual	Average Exercise	Number	Average Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.08	1,000,000	1.81	$ 0.08	1,000,000	$ 0.08
$ 0.10	400,000	1.82	$ 0.10	200,000	$ 0.10
	1,400,000	1.81	$ 0.08	1,200,000	$ 0.08

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at October 1, 2003	--	$--
Granted	20,000.25
Exercised	--	--
Canceled or expired	--	--
Outstanding at September 30, 2004	20,000.25
Granted	1,400,000.08
Exercised	--	--
Canceled or expired	--	--
Outstanding at September 30, 2005	1,420,000	$.08
Granted
Exercised
Canceled or expired	(20,000)	.25
Outstanding at September 30, 2006	1,400,000	$.08

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

NOTE L - STOCK OPTIONS AND WARRANTS (continued)

The weighted-average fair value of stock options granted to non-employees during the year ended September 30, 2006 and 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2006	2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	--	3.27%
Expected stock price volatility	--	122.70%
Expected dividend payout	--	--
Expected option life-years (a)	--	3.00

(a) The expected option life is based on contractual expiration dates.

The Company has recognized consulting expense of $0 and $120,574, for the non-employee stock option issued for the year ended September 30, 2006 and 2005, respectively.

Non -Employee Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2006:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
Exercise	Number	Remaining Contractual	Average Exercise	Number	Average Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$ 0.25 - $ 0.50	250,000	2.85	$ 0.28	250,000	$ 0.28
$ 0.50 - $ 1.00	1,000,000	2.70	0.75	1,000,000	0.75
$ 1.00 - $ 2.00	1,000,000	2.70	1.75	1,000,000	1.75
	2,250,000	2.72	$ 1.14	2,250,000	$ 1.14

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at October 1, 2003	--	$--
Granted	2,250,000	1.14
Exercised	--	--
Canceled or expired	--	--
Outstanding at September 30, 2004	2,250,000	1.14
Granted	--	--
Exercised	--	--
Canceled or expired	--	--
Outstanding at September 30, 2005	2,250,000	1.14
Granted	--	--
Exercised	--	--
Canceled or expired	--	--
Outstanding at September 30, 2006	2,250,000	$1.14

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

NOTE L - STOCK OPTIONS AND WARRANTS (continued)

During the year ended September 30, 2004, warrants issued to non-employees resulted in a charge of $ 21,375 to interest expense and $495,000 to deferred equity issuance costs. These charges were computed using a Black-Scholes financial model using a volatility of 140.73% using the federal reverse funds guidelines that range from 1.03 to 1.43%.

NOTE M - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

	2006	2005
Net loss available for common shareholders	$2,499,419	$1,627,719
Basic and fully diluted loss per share	$(0.03)	$(0.04)
Weighted average common shares outstanding	76,536,237	43,249,462

For the years ended September 30, 2006 and 2005, 58,568,325 and 33,094,325 potential shares , respectively were excluded from shares used to calculate diluted earnings per share as their inclusion would reduce net losses per share.

NOTE N - INCOME TAXES

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

At September 30, 2006, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $8,500,000 expiring in the year 2025, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company , it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

Components of deferred tax assets as of September 30, 2006 are as follows:

Non Current:
Net operating loss carry forward	$3,230,000
Valuation allowance	3,230,000
Net deferred tax asset	$--

NOTE O - COMMITMENTS AND CONTINGENCIES

Employment agreements

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
September 30, 2006

NOTE O - COMMITMENTS AND CONTINGENCIES (continued)

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

Lease Commitments

The Company leases office space in Colorado on a month to month basis. A new one year lease agreement was entered into for the South Carolina office on September 29, 2005. This lease was terminated on June 1, 2006. The Company also shares administrative offices with U.S. Microbics, Inc. in Carlsbad, California.

Environmental Tec International, SA DE CV, the Company’s wholly-owned subsidiary operating in Mexico entered into a one year lease agreement for office space located in Puebla, Mexico. The lease expires on December 31, 2006. Monthly payments under the lease are approximately $3,200.

Rental expense for the year ended September 30, 2006 and 2005 charged to operations was $35,889 and $31,384, respectively.

NOTE P - SEGMENT INFORMATION

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

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

	2006	2005
Net Sales To External Customers:
United States	$13,468	$123,356
Mexico	494,992	971,419
Total Sales To External Customers	$508,460	$1,094,775

Assets:
United States	$846,066	$1,272,663
Mexico	79,016	44,100
Total Assets	$925,082	$1,316,763

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes To Consolidated Financial Statements
September 30, 2006

NOTE Q - ECONOMIC DEPENDENCY

Approximately 97% or $494,992 of sales during the year ended September 30, 2006, were for services performed for two clients located in Mexico. This compares to approximately 89% or $971,419 of sales to one client in Mexico for the fiscal year ended September 30, 2005. The Company is continuing to pursue clients in Mexico and it is projected that sales for the year ended September 30, 2007 will also be highly concentrated with clients located in Mexico. All new contracts presently being pursued in Mexico are with state or federal governmental entities.

The company did not have a significant concentration of purchases from any vendor during the year ended September 30, 2006.

NOTE R - GOING CONCERN

The accompanying consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended September 30, 2006 and 2005, the Company incurred losses from operations of $2,441,144 and $1,488,537, respectively. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE S - SUBSEQUENT EVENTS

Subsequent to the balance sheet date, the Company has issued 3,572,000 shares of common stock for services, cash receipts, a stock subscription receivable, and for a conversion of preferred shares.

On November 14, 2006 the Company issued 160,000 shares of restricted common stock in a conversion of 32,000 shares series A preferred stock.

On November 17, 2006 the Company issued 500,000 shares of restricted common stock for shareholder relations services totaling $13,200. The shares were valued at $0.026 per share.

On December 5, 2006 the Company issued 2,500,000 shares of restricted common stock for a stock subscription receivable totaling $50,000. The shares were valued at $0.02 per share. As of January 10, 2007 the Company had received $20,000 in cash, leaving the stock subscription receivable balance at $30,000.

On December 5, 2006 the Company issued 250,000 shares of restricted common stock for cash received totaling $5,000. The shares were valued at $0.02 per share.

On December 5, 2006 the Company issued 125,000 shares of restricted common stock for cash received totaling $2,500. The shares were valued at $0.02 per share.

III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation Of Disclosure Controls And Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. The Company’s Chief Executive Officer ("CEO"), who is also its President, and the Company’s Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, the Company’s CEO/President and CFO believe:

(i) that the disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that the Company’s disclosure controls and procedures are effective.

(b) Changes In Internal Controls. There were no changes in the Company’s internal controls or, to its knowledge, in other factors that could significantly affect its internal controls subsequent to the evaluation date.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identity

The following table identifies the Company’s current executive officers and directors and their respective offices held:

Name	Age	Position

Bruce Beattie	53	President, Chief Executive Officer and Chairman of the Board

Behzad Mirzayi	50	Chief Operating Officer, Vice President, and Director

Conrad Nagel	65	Chief Financial Officer and Director

Robert C. Brehm	59	Director and President and CEO of parent U.S. Microbics, Inc.

Bill Hopkins	73	Director

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

Bruce Beattie became President, CEO and Director of the Company on December 16, 2002. Mr. Beattie has over 25 years experience in the environmental service industry with expertise in business development, operations and project management. His career spans the introduction of breakthrough treatment technology for the sub surface remediation of chlorinated solvents, executive level profit center turn-around management and was a pioneer in the development of "Brownfield" redevelopment solutions for two nationally recognized environmental firms. Previously, Mr. Beattie was President of Sub Surface Waste Management, Inc. a subsidiary of U.S. Microbics, Inc since August 15, 2000. Prior to that date he was Group Vice President for Environmental Reclamation, Inc. since September 2, 1998.

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

Audit Committee

The Company does not currently have a separately designated Audit Committee. Its entire Board of Directors functions as the Company's Audit Committee. No individual on the Board of Directors possesses all of the attributes of an audit committee financial expert and no one on the Board of Directors is deemed to be an audit committee financial expert. In forming the Company’s Board of Directors, it sought out individuals who would be able to guide its operations based on their business experience, both past and present, or their education. The Company’s business model is not complex and its accounting issues are straightforward. Responsibility for its operations is centralized within management, which is comprised of four people. The Company relies on the assistance of others, such as its accountant, to help it with the preparation of its financial information. The Company recognizes that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to its Board of Directors, however, it is not, at this time, able to compensate such a person therefore, the Company may find it difficult to attract such a candidate.

Directorships

The following Directors of the Company are Directors in its parent company U.S. Microbics, Inc., Conrad Nagel and Robert C. Brehm. The following Directors of the Company are also shareholders in its parent Company: Bruce Beattie, Behzad Mirzayi, Conrad Nagel and Robert C. Brehm.

Significant Employees

The Company has employees who are both engineers, technicians, consultants and executive officers, all employees and consultants are expected to make a significant contribution to the Company's business. It is expected that current employees, consultants, members of management and the Board of Directors will be the only persons whose activities will be material to the Company's operations. Members of management are the only persons who may be deemed to be promoters of the Company.

Family Relationships

There are no family relationships between any two or more of the Company’s directors or executive officers. There is no arrangement or understanding between any of its directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to the knowledge of the Company between non-management shareholders that may directly or indirectly participate in or influence the management of its affairs.

Involvement in Certain Legal Proceedings

To the best knowledge of the Company, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

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

Code of Ethics

The Company has adopted a code of business conduct and ethics (Exhibit 10.12) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three completed fiscal years:

Summary Compensation Table
Long-Term Compensation

		Annual Compensation			Awards
Name and Principal Position	Fiscal Year	Salary ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	Other Annual Compensation(1)	All Other Compensation
Bruce Beattie,	2006	216,981(1)	----	----	----	----
President, Director	2005	196,445	----	----	----	----
	2004	178,843	----	----	----	----

Behzad Mirzayi,	2006	218,277(2)	----	----	----	----
COO, Director	2005	191,449	----	----	----	----
	2004	178,793	----	----	----	----

Conrad Nagel	2006	----	----	----	----	----
CFO, Director	2005	----	----	----	----	----
	2004	----	----	----	----	----

(1)	Of this amount, $128,515 was paid in cash, $16,288 was paid in restricted common stock, $32,697 was deferred, $15,730 was auto allowance, and $23,751 was for expenses.
(2)	Of this amount, $129,088 was paid in cash, $43,412 was deferred, $15,730 was auto allowance, and $30,047 was for expenses.

Stock Option Grants

The grants of stock options to the Named Executive Officers during the fiscal year ended September 30, 2006 and 2005 are as follows:

	Date Granted	Date Vested	Expiration Date	Options Granted (1)	Grant Price	Estimated Option Value at Date Granted (2)
Bruce S. Beattie	12-30-05	12-30-05	12-30-10	100,000	$ 0.30	$ 30,000
Behzad Mirzayi	12-30-05	12-30-05	12-30-10	100,000	$ 0.30	$ 30,000
Conrad Nagel	12-30-05	12-30-05	12-30-10	100,000	$ 0.30	$ 30,000

(1) Options Granted were for Series A Preferred stock which one year after issue can be converted into 5 shares of common stock for each share of Preferred stock held.

(2) Option value based on closing price of one share of common stock on December 30, 2005 multiplied by 5, the conversion ratio of one share of Series A Preferred Stock into common stock.

Option Exercises In Fiscal Year 2006

Set forth below is information with respect to exercises of stock options by the Named Executive Officers during fiscal year 2006 and the fiscal year-end value of all unexercised stock options held by such persons.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

			Number of Unexercised Options Held At Fiscal Year End September 30, 2006		Value of Unexercised In-the-Money Options Held At Fiscal Year End September 30, 2006
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Exercisable	Unexercisable	(1) Exercisable	(1) Unexercisable
Bruce S. Beattie, Director, President and CEO: Preferred Series A Stock (1)	none	$ --	150,000(2)	--	$ --	$ --

Behzad Mirzayi Director, Vice-President and COO: Preferred Series A Stock (1)	none	$ --	150,000(2)	--	$ --	$ --

Conrad Nagel, CFO and Director: Preferred Series A Stock (1)	none	$ --	180,000(3)	--	$ --	$ --

Robert C. Brehm, Director and CEO of parent, U.S. Microbics, Inc.: Preferred Series A Stock (1)	none	$ --	200,000(4)	--	$ --	$ --

Mery C. Robinson, Director of Affiliate U.S. Microbics, Inc.: Preferred Series A Stock (1)	none	$ --	24,000(5)	--	$ --	$ --

(1)  Based on the closing price of $0.04 for the shares of Common Stock of the Company traded on the
       OTC Bulletin Board as of September 30, 2006.
(2)  Of these, 50,000 have an exercise price of $1.375 and 100,000 have an exercise price of $0.30
(3)  Of these, 80,000 have an exercise price of $1.375 and 100,000 have an exercise price of $0.30
(4)  Of these, 100,000 have an exercise price of $1.375 and 100,000 have an exercise price of $0.30
(5)  These have an exercise price of $0.25

Compensation Of Directors

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

Employment Contracts And Termination Of Employment And Change-In-Control Arrangements

Effective December 23, 2002 the Company entered into an employment agreement with Bruce S. Beattie, its President and Chief Executive Officer. Mr. Beattie's employment agreement provides for a term of five years, at an initial annual base salary of $150,000, salary increases of $10,000 per annum for each of the first four years and an increase of $20,000 for the fifth year, and discretionary incentive bonuses. Mr. Beattie’s current salary is $200,000 per annum.

Effective December 23, 2002 the Company entered into an employment agreement with Behzad Mirzayi its Vice President and Chief Operating Officer. Mr. Mirzayi's employment agreement provides for a term of five years, at an initial annual base salary of $145,000, salary increases of $10,000 per annum for each of the first four years and an increase of $20,000 for the fifth year, and discretionary incentive bonuses. Mr. Mirzayi’s current salary is $195,000.

Bonuses And Deferred Compensation

None.

Compensation Pursuant To Plans

None.

Pension Table

None; not applicable.

Other Compensation

None.

Termination Of Employment And Change Of Control Arrangements

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the common stock as of January 11, 2007 by (i) each person who is known by the company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the company as a group.

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

	Class of Stock
	Common Stock of Company		Common Stock of U.S. Microbics, Inc. (Parent)
	Amount	%	Amount	%
Directors and Officers:

Bruce S. Beattie President, Chief Executive Officer And Chairman Of The Board	1,215369 (1)	1.22	250,000	0.06

Behzad Mirzayi, Chief Operating Officer, Vice-President And Director	1,325,000 (2)	1.33	1,064,237	0.26

Conrad Nagel, Chief Financial Officer And Director	1,589,143 (3)	1.59	3,907,666	0.94

Robert C. Brehm, Director, Secretary And CEO Of Affiliate U.S. Microbics, Inc.	5,864,482 (4)	5.74	27,300,098	7.73

Bill Hopkins, Director	243,300 (5)	0.25	-0-	N/A

All Officers and Directors as a group (5 persons)	8,737.294	8.512	32,522,001	7.74

Affiliates And Other 5% Shareholders Of Any Class Of Stock

Mery C. Robinson, Director Of Affiliate U.S. Microbics, Inc.	200,000 (6)	0.20	4,763,641	2.65

U.S. Microbics, Inc. (Parent) and subsidiaries	463,784,250 (7)	84.19	N/A	N/A

Mark Holmstedt, Director Of U.S. Microbics, Inc.	1,095,615 (8)	1.11	2,275,950	0.55

Darwin Ting and Kuei Mei Ting TRS FBO Ting Family Trust UA 03-04-02	11,497,000 (9)	11.60	19,750,000	4.72

John D. Garber	14,145,000 (10)	14.27	1,250,003	0.30

Michael Jordan	10,140,833 (11)	10.233	7,141,667	1.70

(1)	Includes stock options to purchase 750,000 shares of common stock exercisable within 90 days of January 11, 2007.
(2)	Includes stock options to purchase 750,000 shares of common stock exercisable within 90 days of January 11, 2007.
(3)
Includes 8,000 shares of Series A Preferred stock convertible into 40,000 shares of common stock and stock options to purchase 900,000 shares of common stock exercisable within 90 days of December 26, 2006..

(4)
Includes 405,555 shares of Series A Preferred stock convertible into 2,027,775 shares of common stock and 154,833 shares of common stock owned by ACSI Profit Sharing Trust, owned By Mr. Brehm and options to purchase 1,000,000 shares of common stock exercisable within 90 days of December 26, 2006.

(5)	Includes 5,000 shares of Series A Preferred stock convertible into 25,000 shares of common stock.
(6)	Includes Series A Preferred stock options convertible into 200,000 shares of common stock exercisable within 90 days of January 11, 2007.
(7)
Includes 800,000 shares of common stock owned by Sol Tech Corporation, which is controlled by U.S. Microbics, Inc.; 3,897,000 shares of common stock owned by USM Capital Group, Inc, which is controlled by U.S. Microbics, Inc.; 781,700 shares of common stock owned by West coast Fermentation Center; Series A Preferred shares convertible into 26,305,550 shares of common stock; Series A Preferred shares convertible into 18,000,000 of common stock. These shares are owned by USM Capital Group, Inc.; Series A Preferred shares convertible into 7,500,000 shares of common stock owned by Xyclonyx; Series S Preferred shares which have 400,000,000 voting rights on a share -for-share basis with common stock. . U.S Microbics, Inc., the Company’s parent company, exercises voting and investment power over the shares held by USM Capital Group, Inc, Xyclonyx, Sol Tech Corporation and West Coast Fermentation Center.

(8)	Consists of 1,095,615 shares of common stock.
(9)	Address: 154 Via Copia, Alamo, CA 94507. Address: 2142 Liane Lane, Santa Ana, CA 92705

(10)
Includes 5,970,000 common shares owned by the Garber Family Trust UTD July 30, 1992. The Trust is co-owned by John D. Garber and his spouse Claire Garber. Address: 78166 Bovee Circle, Palm Desert, CA 92211

(11)	Address: P.O. Box 612, Mt. Vernon TX 75457

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

U.S. Microbics, Inc., is the Company’s parent company. U.S. Microbics, Inc. directly owns 32,805,550 shares of its common stock, as well as 20,000,000 shares of Series S Preferred stock which has voting rights to 400,000,000 shares on a parity with common stock, as well as 26,305,550 shares of common stock issuable upon conversion of Series A Preferred stock. U.S. Microbics, Inc. also owns 80% of USM Capital Group, Inc., which owns 6,127,775 shares of common stock, including 1,527,775 shares of common stock issuable upon conversion of Series A Preferred stock. U.S. Microbics, Inc. also owns 100% of SolTech, Inc., which owns 800,000 shares of common stock. U.S. Microbics, Inc. also owns 100% of West Coast Fermentation Center, Inc., which owns 781,700 shares of common stock. Also Xyclonyx, which is also wholly owned by the Company’s parent company, owns 1,500,000 shares of the Company’s convertible series A preferred stock which is convertible to 7,500,000 shares of the Company’s common stock.

There have been no other material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of the Company’s subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any stockholder who is known to us to own of record or beneficially more than five percent of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

On May 31, 2006, the Company borrowed $100,000 from an affiliate in an unsecured convertible note agreement. The convertible note is payable in 50 weekly principal and interest payments of $2,500 beginning September 2006. The note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at $0.04 per share. The Company is currently in default of the note agreement. As of September 30, 2006, the principal balance outstanding was $100,000. The interest rate on this note is 25%.

In September 2006, the Company issued 3,000,000 shares of its restricted common stock to an affiliate, who had collateralized a line of credit with Pilgrim Bank, for $30,000 in cash received. The stock was issued at a discount of $0.032 per share resulting in a finance fee of $96,000 which is being amortized to interest expense over the 12 month term of the credit line.

ITEM 13. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Bylaws. (2)

10.1	Capital Stock Exchange and Agreement between the Registrant and the Series A Preferred Stock stockholders and option holders of Sub surface Waste Management, Inc., a Nevada Corporation.(1)

10.2	Consulting Agreement with Sol Tech Inc., dated as of October 21, 2002. (4)

10.3	Common Stock Purchase Agreement between Registrant and Fusion Capital Fund II, LLC, dated as of June 10, 2004.(3)

10.4	Amendment dated as August 4, 2004, to the Common Stock Purchase Agreement between Registrant and Fusion Capital Fund II, LLC. (4)

10.5	Amended Registration Rights Agreement between Registrant and Fusion Capital Fund II, LLC, dated as of August 4, 2004. (4)

10.6	Form of Common Stock Purchase Warrant issued to Fusion Capital Fund II, LLC, in connection with Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. (3)

10.7	Bridge Loan Agreement between Registrant and Fusion Capital Fund II, LLC, dated as of August 4, 2004. (4)

10.8	Promissory Note dated as of August 4, 2004, issued to Fusion Capital Fund II, LLC, in connection with Loan Agreement. (4)

10.9	Form of Common Stock Purchase Warrant issued to Fusion Capital Fund II, LLC, in connection with Loan Agreement with Fusion Capital Fund II, LLC. (4)

10.10	Employment agreement with Bruce S. Beattie, dated as of December 23, 2002.(5)

10.11	Employment agreement with Behzad Mirzayi, dated as of December 23, 2002. (5)

14.1	Code of Business Conduct and Ethics. (6)

23.1	Consent of Independent Auditor.

31.1	Certification of Chief Executive Officer/President Pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

(1)	Previously filed as an exhibit to the Company’s report on form 8-K filed with the SEC on December 30, 2002, and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Company’s report on form 8-K filed with the SEC on May 4, 2001, and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s report on form 8-K filed with the SEC on June 15, 2004, and incorporated herein by this reference.
(4)	Previously filed as an exhibit to the Company’s registration statement on form SB-2 filed with the SEC on August 6, 2004, and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Company’s amendment no.1 to the registration statement on form SB-2 filed with the SEC on September 30, 2004, and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Company’s Annual Report on form 10-KSB filed with the SEC on January 18, 2005, and incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by the Company’s auditors during the fiscal years ended September 30, 2006 and September 30, 2005 for: (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services by the Company’s auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	September 30, 2006	September 30, 2005
(i) Audit Fees	$65,000	$60,000
(ii) Audit Related Fees	22,500	23,000
(iii) Tax Fees	10,000	10,000
(iv) All Other Fees	--	--
Total fees	$97,500	$93,000

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

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Sub Surface Waste Management of Delaware, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006 or 2005.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

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

Sub Surface Waste Management of Delaware Inc.
(a Delaware Corporation)

Dated: January 16, 2007	/s/ Bruce S. Beattie
By: Bruce S, Beattie
Its: President and Chief Executive Officer
(principal executive officer)

Dated: January 16, 2007	/s/ Conrad Nagel
By: Conrad Nagel
Its: Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ Bruce S. Beattie	Chief Executive Officer and Director	January 16, 2007
Bruce S. Beattie

/S/ Behzad Mirzayi	Chief Operating Officer and Director	January 16, 2007
Behzad Mirzayi

/S/ Conrad Nagel	Chief Financial Officer and Director	January 16, 2007
Conrad Nagel

/S/ Robert C. Brehm	Director	January 16, 2007
Robert C. Brehm

/S/ Bill Hopkins	Director	January 16, 2007
Bill Hopkins