Form 10QSB
period 2006-12-31
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2007-02-14
CIK 789887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

|X|	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarter ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common Stock, $0.001 par value per share - 103,225,794 shares outstanding as of February 12, 2007

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Condensed Balance Sheet
	As Of	As Of
	December 31,	September 30,
	2006	2006
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$10,249	$310,808
Accounts receivable, net	31,632	47,583
Inventory	49,715	--
Due from affiliates	657,333	358,572
Prepaid expenses and other assets	76,183	100,380
Total current assets	825,112	817,343

Property And Equipment, Net
Office equipment	28,560	28,560
Manufacturing equipment	106,709	97,945
Transportation equipment	23,351	23,351
	158,620	149,856
Less: Accumulated Depreciation	(56,361)	(49,452)
	102,259	100,404
Other Assets	7,335	7,335
Total assets	$934,706	$925,082

Liabilities And Deficiency in Stockholders' Equity
Current Liabilities:
Line of Credit	$492,598	$345,000
Accounts payable and accrued expenses	379,957	416,562
Notes payable, current portion	150,000	150,000
Notes payable, affiliate	85,525	77,679
Due to affiliates	299,799	65,371
Total current liabilities	1,407,879	1,054,612
Total liabilities	1,407,879	1,054,612
Deficiency in Stockholders' Equity:
Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
Series A; 20,000,000 shares authorized; 10,804,665 and 10,836,665 outstanding as of December 31, 2006, and September 30, 2006,
aggregate liquidation preference of $108,046,650 and $108,366,650	10,805	10,836
Series B; 5,000,000 shares authorized; 0 shares issued and outstanding
as of December 31, 2006 and September 30, 2006	--	--
Non-Convertible preferred stock, $.001 par value;
Series S; 20,000,000 shares authorized; 20,000,000 ,
Issued and outstanding as of December 31, 2006 and September 30,
2006 respectively; aggregate liquidation preference of $20,000,000	20,000	20,000
Common stock; $.001 par value; 300,000,000 shares authorized;
99,060,794 and 95,525,794 issued and outstanding as of
December 31, 2006 and September 30, 2006, respectively	99,061	95,526
Additional paid-in capital	14,868,858	14,801,661
Stock Subscription Receivable	(45,185)	(147,560)
Deferred equity issuance costs	(668,500)	(668,500)
Accumulated deficit	(14,758,212)	(14,241,493)
Total deficiency in stockholders' equity	(473,173)	(129,530)
Total liabilities and stockholders' equity	$934,706	$925,082

See accompanying footnotes to the unaudited consolidated condensed financial statements.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,
	2006	2005
Revenues	$120,002	62,306

Cost of revenues	18,064	89,745

Gross profit (loss)	101,938	(27,439)

Selling, general and administrative expenses	575,856	454,862
Depreciation	6,909	4,372

Loss from operations	(480,827)	(486,673)

Other income (expense):

Interest Income	802	238

Interest expense	(36,694)	(18,283)

Net loss before income taxes	(516,719)	(504,718)

Income taxes	--	--
Net Loss	$(516,719)	$(504,718)

Net loss per common share (basic and diluted)	$(0.01)	$(0.01)

Weighted average common shares outstanding	95,745,794	64,574,126

See accompanying footnotes to the unaudited consolidated condensed financial statements.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Condensed Statements Of Cash Flows
(Unaudited)

	For the Three Months Ended December 31,
	2006		2005
NET CASH USED IN OPERATING ACTIVITIES		(480,376)		(85,678)

NET CASH USED IN INVESTING ACTIVITIES		(73,097)		(720)

NET CASH PROVIDED BY FINANCING ACTIVITIES		252,914		322,098

INCREASE (DECREASE) IN CASH		(300,559)		235,700
CASH AT BEGINNING OF PERIOD		310,808		7,098
CASH AT END OF PERIOD		10,249		242,798

Supplemental disclosures of non-cash Investing and financing activities:

Common stock issued in exchange for services		$13,200		$5,850
Common stock issued in settlement of accounts payable and
accrued expenses		$39,000	$
Common stock issued in settlement of notes payable	$			$85,000
Common stock issued to employees under stock incentive plan		$15,560	$
Common stock issued upon conversion of preferred shares		$128	$
Stock subscription receivable		$50,000	$

Cash paid for:
Interest		$--		$--
Income taxes		$--		$--

See accompanying footnotes to the unaudited consolidated condensed financial statements.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements
December 31, 2006 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended December 31, 2006, are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

As of December 31, 2006, U.S. Microbics, Inc., and subsidiaries ("Parent" or "Affiliates") control approximately 89% of the outstanding voting stock of the Company.

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

Inventory

The Company’s job contracts are billable in segments. Costs associated with contract segments that have not been billed are kept in inventory. At such a time where costs have been billed and contract revenues recognized, these inventoried costs are recognized as costs of revenues.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements
December 31, 2006 (Unaudited)

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

The adoption of SFAS No. 123(R) on January 1, 2006 had no impact on our net loss and basic and diluted loss per share as reported for the three months ended December 31, 2006.

The following table illustrates the effect on net income and earnings per share for the first quarter of 2005, if we had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards granted prior to December 31, 2005:

Three Months Ended December 31, 2005

Net loss available to common stockholders as reported	$(504,718)
Total stock option expense determined under fair value base method	--
Pro forma net loss	$(504,718)

Net loss per common share as reported:
Basic and diluted	$(.01)
Net loss per common share pro forma:
Basic and diluted	$(.01)

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements
December 31, 2006 (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's Preferred Stock Series A (see Note -C) issued to employees of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable

			Weighted Average	Weighted		Weighted
	Exercise	Number	Remaining Contractual	Average Exercise	Number	Average Exercise
	Prices	Outstanding	Life (Years)	Price	Exercisable	Price
	$0.25	55,000	1.33	$0.25	55,000	$0.25
	$0.30	400,000	4.00	$0.30	400,000	$0.30
	$1.38	280,000	3.50	$1.38	280,000	$1.38
Totals		735,000	3.61	$0.71	735,000	$0.71

Transactions involving stock options issued to employees are summarized as follows:
Weighted
Average
	Number of	Price Per
	Shares	Share
Outstanding at October 1, 2006	735,000	$0.71
Granted	--	$--
Exercised	--	--
Canceled or expired	--	$--
Outstanding at December 31, 2006	735,000	$0.71

The weighted-average fair value of stock options granted to employees during the three months ended December 31, 2006 and 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2006	2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	--	--
Expected stock price volatility	--	--
Expected dividend payout	--	--
Expected option life-years	--	--
(a) The expected option life is based on contractual expiration dates.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements
December 31, 2006 (Unaudited)

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
December 31, 2006 (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements
December 31, 2006 (Unaudited)

NOTE B - NOTES PAYABLE

During August 2004, the Company received gross proceeds of $200,000 for a convertible note payable bearing 10% interest rate and maturing on January 31, 2005. The Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $0.25 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a twelve day moving average closing price over a ten(12) day period. Upon maturation of the note on January 31, 2005, the interest rate increased to 15%.As of December 31, 2006 the principal balance owed on the note is $150,000 with an accrued interest liability of $56,013.

NOTE C - CAPITAL STOCK

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. The Company has also authorized 20,000,000 shares of Series A convertible preferred stock, with a par value of $.001 per share. The Company has also authorized 5,000,000 shares of Series B convertible preferred stock, with a par value of $.001 per share. The preferred stock is convertible at the option of the holder into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year. The Company has authorized 20,000,000 shares of Series S preferred stock, which is not convertible. As of December 31, 2006 the Company has issued and outstanding 99,060,794 shares of common stock, 10,808,665 shares of convertible Series A preferred stock, 0 shares of convertible Series B preferred stock, and 20,000,000 of Series S preferred stock.

During the three months ended December 31, 2006, the Company cancelled 975,000 shares of common stock that had previously been issued for use of the employee stock option plan.

During the three months ended December 31, 2006 the Company issued 975,000 shares of common stock for legal fees totaling $39,000. The shares were valued at $0.04 per share.

During the three months ended December 31, 2006, the Company issued 160,000 shares of restricted common stock upon conversion of 32,000 shares of Series A preferred stock.

During the three months ended December 31, 2006 the Company issued 500,000 shares of restricted common stock for investor relations services totaling $13,200. The shares were valued at $0.02 per share.

During the three months ended December 31, 2006 the Company issued 375,000 shares of restricted common stock for cash receipts totaling $7,500. The shares were valued at $0.02 per share.

During the three months ended December 31, 2006 the Company issued 2,500,000 shares of restricted common stock for stock subscriptions receivable totaling $50,000. The shares were valued at $0.02 per share.

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

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements
December 31, 2006 (Unaudited)

	December 31,	December 31,
	2006	2005
Net Sales To External Customers:
United States	$30,357	$10,342
Mexico	$89,645	$51,964
Total Sales To External Customers	$120,002	$62,306

Assets:
United States	$701,673	$1,218,668
Mexico	233,033	--
Total Assets	$934,706	$1,218,668

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

RESULTS OF OPERATIONS

For The Three Months Ended December 31, 2006 Compared To The Three Months Ended December 31, 2005.

The Company had revenues of $120,002 and $62,306 during the three months ended December 31, 2006 and 2005 respectively, which represents an increase of 92%. Revenues for the three months ended December 31, 2006 consisted primarily of engineering services and bio-remediation of hydro-carbons in contaminated soil for projects in Mexico. Gross profit for the three months ended December 31, 2006 was $101,938 or 85% of sales compared to a gross loss of $27,439 for the corresponding period in fiscal 2005. The increase in revenue is due primarily to the increase in billing on contracts in Mexico. Higher gross profit percentages were primarily due to the increase in inventory during the three months ended December 31, 2006.

Selling, general and administrative ("SG&A") expenses for the three months ended December 31, 2006 totaled $575,856 compared to $454,862 for the same period in fiscal 2005, which represents a 26% increase. SG&A expenses for the three months ended December 31, 2006 consisted of occupancy, payroll, accounting, and consulting services. The 26% increase from the same period during the previous fiscal year was due primarily to the increase in administrative salary expense allocated from the Company’s parent company, U.S. Microbics, Inc.

The Company incurred a net loss of $516,719 and had negative cash flows from operations of $480,376 for the three months ended December 31, 2006 compared to a net loss of $504,718 and negative cash flows from operations of $85,678 for the three months ended December 31, 2005. Basic and diluted net loss per share was $(0.01) for the three months ended December 31, 2006 compared to a loss of $(0.01) for the three months ended December 31, 2005. As of December 31, 2006, the Company had an accumulated deficit of $14,758,212 compared to $14,241,493 as of September 30, 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - continued

Liquidity And Capital Resources

As of December 31, 2006, the Company had a negative working capital of $582,767 compared to negative working capital of $237,269 at September 30, 2006, or a decrease of $345,528 in the working capital. The change in working capital resulted primarily from the Company’s current year operating losses. Recently the Company has focused much of its effort and capital towards expanding its operations in Mexico, which may lead to increased revenues in subsequent periods but generated little revenue during the three months ended December 31, 2006.

During the three months ended December 31, 2006 the Company incurred a cash flow deficit of $480,827 from operating activities, and had negative cash flows from investing activities of $73,097. The Company met its cash requirements during this period through the issuance of common and preferred stock providing net proceeds of $252,913, and cash proceeds of $147,598 drawn from a $500,000 line of credit. Cash totaled $10,249 as of December 31, 2006.

To date, the Company has financed its operations principally through private placements of equity securities and debt. The Company believes that it will raise sufficient cash to continue its operations through September 30, 2007, and anticipates that cash generated from anticipated private placements and projected revenues during the next quarter of fiscal 2007 will enable it to fulfill cash needs for 2006 operations.

On September 9, 2006, the Company entered into a $500,000 line of credit agreement with a Pilgrim Bank maturing on September 9, 2007. The line of credit agreement is collateralized by substantially all the assets of the Company and a pledged certificates of deposit held as collateral by one of the Company’s affiliates. The line of credit has a fixed rate of interest of 7% per annum. As of December 31, 2006, the balance outstanding on the line of credit was $492,598.

To obtain this line of credit, a finance fee of 3,000,000 shares of restricted common stock was issued to an affiliate at discount of $0.032 per share. This resulted in a finance fee of $96,000 which is being amortized over the 12 month term of the debt. During the three months ended December 31, 2006 the Company amortized $24,197 of this amount to interest expense, leaving a remaining balance of $66,279 to be amortized during the remaining fiscal year.

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

Promissory Note

In addition, on August 4, 2004, the Company entered into a loan agreement and convertible promissory note with Fusion Capital to borrow $200,000 at annual interest rate of 10%. The Note matured on January 31, 2005, and may be redeemed by the Company, subject to Fusion Capital's right to convert any outstanding principal and accrued interest due into the Company’s common shares. The Note shall convert at a price equal to the lesser of (i) 50% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or (ii) $0.25 per share. In connection with the Note, Fusion Capital was issued 250,000 warrants with an exercise price of $.275 per share. If the Note is converted, the Company may issue more than 840,000 shares of its common stock to Fusion Capital, including interest as of the conversion date. The Company has registered up to 1,500,000 in connection with the conversion of the Note to preserve its option to utilize its cash resources for purposes other than paying down the Note. The remaining balance of interest and principal on this note as of December 31, 2006 is $206,013 including $56,013 of accrued interest.

From and after the maturity date or after the occurrence of an event of default under the Note, the interest rate shall be increased to fifteen percent (15%) and shall be calculated in accordance with the terms of the Note. At any time after the maturity date, the Company shall redeem Note for cash equal to 125% of the outstanding principal plus accrued interest.

In the event Fusion Capital does not accept common stock as payment of their note, the Company will be obligated to raise additional capital of $206,013 possibly through the sale of restricted common stock or through additional borrowings. There is no assurance that the Company will be able to raise the required funds to repay the loan to Fusion Capital.

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

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) Recent Sales of Unregistered Securities:

In November 2006, the Company issued 160,000 shares of restricted common stock upon conversion of 32,000 shares of Series A preferred stock in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act.

In November 2006, the Company issued 500,000 shares of restricted common stock for investor relations services totaling $13,200. The shares were valued at $0.02 per share. This transaction is deemed exempt from registration pursuant to Section 4(2) of the Securities Act.

In December 2006, the Company issued 375,000 shares of restricted common stock for cash receipts totaling $7,500. The shares were valued at $0.02 per share. This transaction is deemed exempt from registration pursuant to Section 4(2) of the Securities Act.

In December 2006, the Company issued 2,500,000 shares of restricted common stock for stock subscriptions receivable totaling $50,000. The shares were valued at $0.02 per share. This transaction is deemed exempt from registration pursuant to Section 4(2) of the Securities Act.

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

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended March 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases Of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of	Average Price	Total Number of Shares (or Units)	Maximum Number
	Shares (or Units)	Paid per Share	Purchased as Part of Publicly	Value) of Shares (or
Period	Purchased)	(or Unit)	Announced Plans or Programs (1)	Purchased Under
10/01/06-	0	$ 0	0
10/31/06

11/01/06-	0	$ 0	0
11/30/06

12/01/06-	0	$ 0	0
12/31/06

_______________
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