Form 10KSB/A
period 2005-09-30
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2007-03-19
CIK 789887

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

         As of December 31, 2005, there were 69,787,460 shares of the Company's Common Stock outstanding.

         Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends certain portions of the Annual Report on Form 10-KSB of Sub Surface Waste Management of Delaware, Inc. ("Registrant") for the year ended September 30, 2005 as filed with the Securities and Exchange Commission on January 18, 2006. In response to a request from the Commission's Division of Corporation Finance, we have amended the Officer's Certificates pursuant to Section 302 filed as Exhibits 31.1 and 31.2 to comply with Item 601(B)(31) of Regulation S-B.

No other amendments have been made, and this Form 10-KSB/A does not reflect events occurring after the filing of the original Annual Report or modify or update those disclosures affected by subsequent events.

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

                                   Sub Surface Waste Management of Delaware Inc. (a Delaware Corporation)

Dated: March 19, 2007              /S/ Bruce S. Beattie
                                   ---------------------------------------------
                                   By: Bruce S, Beattie
                                   Its: President and Chief Executive Officer
                                   (principal executive officer)

Dated: March 19, 2007              /S/ Conrad Nagel
                                   ---------------------------------------------
                                   By: Conrad Nagel
                                   Its: Chief Financial Officer
                                   (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                         Position                                   Date
          ----                         --------                                   ----

/S/ Bruce S. Beattie         Chief Executive Officer and Director             March 19, 2007
--------------------
Bruce S. Beattie

/S/ Behzad Mirzayi           Chief Operating Officer and Director             March 19, 2007
--------------------
Behzad Mirzayi

/S/ Conrad Nagel             Chief Financial Officer and Director             March 19, 2007
--------------------
Conrad Nagel

/S/ Robert C. Brehm          Director                                         March 19, 2007
--------------------
Robert C. Brehm

/S/ Bill Hopkins             Director                                         March 19, 2007
--------------------
Bill Hopkins

                                              40