Form 10QSB/A
period 2005-12-31
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2007-03-19
CIK 789887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                  FORM 10-QSB/A
                               (Amendment No. 1)

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A amends certain portions of the Quarterly Report on Form 10-QSB of Sub Surface Waste Management of Delaware, Inc. ("Registrant") for the quarter ended December 31, 2005 as filed with the Securities and Exchange Commission on February 17, 2006. In response to a request from the Commission's Division of Corporation Finance, we have amended the Officer's Certificates pursuant to Section 302 filed as Exhibits 31.1 and
31.2 to comply with Item 601(B)(31) of Regulation S-B.

No other amendments have been made, and this Form 10-QSB/A does not reflect events occurring after the filing of the original Quarterly Report or modify or update those disclosures affected by subsequent events.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None.

ITEM 5.  OTHER INFORMATION .

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                6(a) Exhibits filed with this Form 10-QSB/A

Exhibit 31.1 - Certification of Bruce S. Beattie pursuant to 18 U.S.C. Section
               1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of Conrad Nagel pursuant to 18 U.S.C. Section
               1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of Bruce S. Beattie pursuant to 18 U.S.C. Section
               1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification of Conrad Nagel pursuant to 18 U.S.C. Section
               1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002


6(b) Reports on From 8-K

None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                   SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC.


Date: March 19, 2007              By:    /s/ Bruce S. Beattie
                                     ------------------------------------------
                                         Bruce S. Beattie, President and
                                         Chief Executive Officer

                                  By:    /s/ Conrad Nagel
                                     ------------------------------------------
                                         Conrad Nagel, Chief Financial Officer