Form 10QSB/A
period 2006-06-30
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2007-03-19
CIK 789887

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

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A amends certain portions of the Quarterly Report on Form 10-QSB/A of Sub Surface Waste Management of Delaware, Inc. ("Registrant") for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 04, 2006. In response to a request from the Commission's Division of Corporation Finance, we have amended the Officer’s Certificates pursuant to Section 302 filed as Exhibits 31.1 and 31.2 to comply with Item 601(B)(31) of Regulation S-B.

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