Form 10QSB
period 2007-03-31
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2007-05-21
CIK 789887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

|X|	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarter ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common Stock, $0.001 par value per share - 131,855,679 shares outstanding as of May 10, 2007

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Condensed Balance Sheet

	As of	As of
	March 31,	September 30,
	2007	2006
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$24,685	$310,808
Accounts receivable, net	11,761	47,583
Inventory	51,656	--
Due from affiliates	1,118,333	358,572
Prepaid expenses and other assets	144,563	100,380
Total current assets	1,350,998	817,343

Property And Equipment, Net
Office equipment	28,560	28,560
Manufacturing equipment	106,709	97,945
Transportation equipment	23,351	23,351
	158,620	149,856
Less: Accumulated Depreciation	(63,338)	(49,452)
	95,282	100,404
Other Assets	7,335	7,335
Total assets	$1,453,615	$925,082

Liabilities And Deficiency in Stockholders' Equity
Current Liabilities:
Line of Credit	$944,650	$345,000
Accounts payable and accrued expenses	368,236	416,562
Notes payable, current portion	110,000	150,000
Notes payable, affiliate	69,721	77,679
Due to affiliates	515,609	65,371
Total current liabilities	2,008,216	1,054,612
Total liabilities	2,008,216	1,054,612
Deficiency in Stockholders' Equity:
Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
Series A; 20,000,000 shares authorized; 10,804,665 and 10,836,665 outstanding as of March 31, 2007, and September 30, 2006,
aggregate liquidation preference of $108,046,650 and $108,366,650	10,805	10,836
Series B; 5,000,000 shares authorized; 0 shares issued and outstanding
As of March 31, 2007 and September 30, 2006	--	--
Non-Convertible preferred stock, $.001 par value;
Series S; 20,000,000 shares authorized; 20,000,000 ,
Issued and outstanding as of March 31, 2007 and September 30,
2006 respectively; aggregate liquidation preference of $20,000,000	20,000	20,000
Common stock; $.001 par value; 300,000,000 shares authorized;
130,690,679 and 95,525,794 issued and outstanding as of
March 31, 2007 and September 30, 2006, respectively	130,691	95,526
Additional paid-in capital	15,626,088	14,801,661
Stock Subscription Receivable	(224,891)	(147,560)
Deferred equity issuance costs	(668,500)	(668,500)
Accumulated deficit	(15,448,794)	(14,241,493)
Total deficiency in stockholders' equity	(554,601)	(129,530)
Total liabilities and stockholders' equity	$1,453,615	$925,082

See accompanying footnotes to the unaudited consolidated condensed financial statements.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Condensed Statements of Operations
(Unaudited)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2007	2006	2007	2006
Revenues	$174,289	$367,420	$54,287	$305,114

Cost of revenues	47,016	251,645	28,952	161,900

Gross profit (loss)	127,273	115,775	25,335	143,214

Selling, general and administrative expenses	1,266,868	1,216,411	691,012	761,549
Depreciation	13,885	9,527	6,976	5,155

Loss from operations	(1,153,480)	(1,110,163)	(672,653)	(623,490)

Other income (expense):

Interest Income	837	376	35	138

Interest expense	(54,657)	(27,226)	(17,963)	(8,943)

Net loss before income taxes	(1,207,300)	(1,137,013)	(690,581)	(632,295)

Income taxes	--	--	--	--
Net Loss	$(1,207,300)	$(1,137,013)	$(690,581)	$(632,295)

Net loss per common share (basic and diluted)	$(0.01)	$(0.02)	$(0.01)	$(0.01)

Weighted average common shares outstanding	100,849,341	67,437,728	105,952,889	70,301,326

See accompanying footnotes to the unaudited consolidated condensed financial statements.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,
	2007	2006
NET CASH USED IN OPERATING ACTIVITIES	(838,398)	(455,661)

NET CASH USED IN INVESTING ACTIVITIES	(305,786)	(57,032)

NET CASH PROVIDED BY FINANCING ACTIVITIES	858,061	661,126

INCREASE (DECREASE) IN CASH	(286,123)	148,433
CASH AT BEGINNING OF PERIOD	310,808	7,098
CASH AT END OF PERIOD	24,685	155,531

Supplemental disclosures of non-cash Investing and financing activities:

Common stock issued in exchange for services	$146,875	$9,600
Common stock issued to director for compensation	$--	$10,000
Common stock issued in settlement of accounts payable and accrued expenses	$115,859	$47,752
Common stock issued in settlement of notes payable	$62,500	$85,000
Common stock issued for a finance fee	$112,500	$--
Common stock issued to employees under stock incentive plan	$73,584	$--
Common stock issued upon conversion of preferred shares	$128	$--
Stock subscription receivable	$324,242	$--
Common stock issued for accrued payroll of an affiliate	$12,500	$--
Preferred stock issued to an affiliate for a licensing agreement	$--	$150,000
Preferred stock issued to an affiliate for a consulting agreement	$--	$360,000

Cash paid for:
Interest	$--	$--
Income taxes	$--	$--

See accompanying footnotes to the unaudited consolidated condensed financial statements.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes to Consolidated Condensed Financial Statements
March 31, 2007 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months and six months period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

As of March 31, 2007, U.S. Microbics, Inc., and subsidiaries ("Parent" or "Affiliates") control approximately 79% of the outstanding voting stock of the Company.

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
Notes to Consolidated Condensed Financial Statements
March 31, 2007 (Unaudited)

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

	Options Outstanding			Options Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	$0.25	55,000	1.08	$0.25	55,000	$0.25
	$0.30	400,000	3.75	$0.30	400,000	$0.30
	$1.38	280,000	3.25	$1.38	280,000	$1.38
Totals		735,000	3.36	$0.71	735,000	$0.71

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Price Per
	Shares	Share
Outstanding at October 1, 2006	735,000	$0.71
Granted	--	--
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2006	735,000	$0.71
Granted	15,000,000	0.02
Exercised	(15,000,000)	(0.02)
Canceled or expired	--	--
Outstanding at March 31, 2007	735,000	$0.71

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes to Consolidated Condensed Financial Statements
March 31, 2007 (Unaudited)

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In February 2007, the Financial Account Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes to Consolidated Condensed Financial Statements
March 31, 2007 (Unaudited)

NOTE B - DUE FROM / DUE TO AFFILIATES

The Company has related transactions with the parent company, U.S. Microbics, Inc. and it’s subsidiaries. At March 31, 2007, the balance due from and due to affiliates totaled $1,118,333 and $515, 609, respectively.

NOTE C - NOTES PAYABLE

During August 2004, the Company received gross proceeds of $200,000 for a convertible note payable bearing 10% interest rate and maturing on January 31, 2005. The Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $0.25 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a twelve day moving average closing price over a ten(12) day period. Upon maturation of the note on January 31, 2005, the interest rate increased to 15%. As of March 31, 2007 the principal balance owed on the note is $110,000 with an accrued interest liability of $48,040.

NOTE D - CAPITAL STOCK

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. The Company has also authorized 20,000,000 shares of Series A convertible preferred stock, with a par value of $.001 per share. The Company has also authorized 5,000,000 shares of Series B convertible preferred stock, with a par value of $.001 per share. The preferred stock is convertible at the option of the holder into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year. The Company has authorized 20,000,000 shares of Series S preferred stock, which is not convertible. As of March 31, 2007 the Company has issued and outstanding 130,690,679 shares of common stock, 10,804,665 shares of convertible Series A preferred stock, 0 shares of convertible Series B preferred stock, and 20,000,000 of Series S preferred stock.

During the six months ended March 31, 2007, the Company cancelled 975,000 shares of common stock that had previously been issued for use of the employee stock option plan.

During the six months ended March 31, 2007, the Company issued 15,000,000 shares of common stock for the employee stock option plan. The issuance of these shares incurred a receivable of $328,801 and an expense of $58,023 for the Company.

During the six months ended March 31, 2007 the Company issued 4,377,900 shares of common stock for services totaling $133,675. The shares were valued at a weighted average of $0.03 per share.

During the six months ended March 31, 2007 the Company issued 4,205,385 shares of common stock for a note payable and accrued interest totaling $54,670. Of this amount, $40,000 went toward principal and $14,670 went toward accrued interest. The shares were valued at $0.01 per share.

During the six months ended March 31, 2007 the Company issued 3,421,600 shares of common stock for legal fees totaling $96,189. The shares were valued at a weighted average of $0.03 per share.

During the six months ended March 31, 2007, the Company issued 160,000 shares of restricted common stock upon conversion of 32,000 shares of Series A preferred stock.

During the six months ended March 31, 2007 the Company issued 500,000 shares of restricted common stock for investor relations services totaling $13,200. The shares were valued at $0.02 per share.

During the six months ended March 31, 2007 the Company issued 700,000 shares of restricted common stock for accrued payroll totaling $17,500. The shares were valued at $0.02 per share.

During the six months ended March 31, 2007 the Company issued 775,000 shares of restricted common stock for cash receipts totaling $11,500. The shares were valued at a weighted average of $0.01 per share.

During the six months ended March 31, 2007 the Company issued 2,500,000 shares of restricted common stock for stock subscriptions receivable totaling $50,000. The shares were valued at $0.02 per share.
During the six months ended March 31, 2007 the Company issued 4,500,000 shares of restricted common stock for a note payable and an incurred finance fee totaling $135,000. The shares were valued at $0.005 per share.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Notes to Consolidated Condensed Financial Statements
March 31, 2007 (Unaudited)

NOTE E - SEGMENT INFORMATION

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

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

	March 31,	March 31,
	2007	2006
Net Sales To External Customers:
United States	$84,644	$13,468
Mexico	$89,645	$353,952
Total Sales To External Customers	$174,289	$367,420

Assets:
United States	$1,339,217	$1,291,401
Mexico	114,398	169,370
Total Assets	$1,453,615	$1,460,771

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

The Company's plan of operation for the next 12 months is to continue the existing business in Mexico, while developing new work and promoting new projects in Mexico, and raise additional working capital which can augment the base business of the Company.

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

RESULTS OF OPERATIONS

For the six months and three months ended March 31, 2007 compared to the six months and three months ended March 31, 2006.

The Company had revenues of $174,289, and $54,287 during the six months and three months ended March 31, 2007, respectively, as compared to revenues of $367,420 and $305,114 for the same period in 2006 which represents a decrease of 53% and 82% for these periods. Revenues for the six months, and three months ended March 31, 2007 consisted primarily of engineering services, construction, and bio-remediation of hydro-carbons in contaminated soil for projects in Mexico. Gross profit for the six months and three months ended March 31, 2007 was $127,273 and $25,335 or 73% and 46% of sales compared to $115,775 and $143,214 or 31% and 47% of sales for the corresponding period in fiscal 2006. The increase in gross profit percentage was due primarily to the final payments received during the period for contracts in the State of Puebla, Mexico.

Selling, general and administrative ("SG&A") expenses for the six months and three months ended March 31, 2007 totaled $1,266,868 and $691,012 respectively, compared to $1,216,411 and $761,549 for the same periods in fiscal 2006. SG&A expenses for the six months, and three months ended March 31, 2007 consisted of occupancy, payroll, accounting, consulting services, and finance fees.

The Company incurred a net loss of $1,207,300 and $690,581, for the six months, and three months ended March 31, 2007, had negative cash flows from operations of $838,398 for the six months ended March 31, 2007 compared to a net loss of $1,137,013 and $632,295 for the six months, and three months ended March 31,2006, had negative cash flows from operations of $455,661 for the six months ended March 31, 2006. Basic and diluted net loss per share was $(0.01) and $(0.01) for the six months, and three months ended March 31, 2007, respectively, compared to a loss of $(0.02) and $(0.01) for the six months, and three months ended March 31, 2006.

As of March 31, 2007, the Company had an accumulated deficit of $15,448,794 compared to $12,879,089 as of March 31, 2006. The shareholders equity as of March 31, 2007 was negative $554,601 compared to $701,272 as of March 31, 2006.

The Company is anticipating that revenues in fiscal 2007 will exceed revenues for fiscal 2006 through expansion of its operations in Mexico. Although based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - continued

Liquidity And Capital Resources

As of March 31, 2007, the Company had a negative working capital of $657,218 compared to a negative working capital of $237,269 at September 30, 2006, or a decrease of $419,949 in the working capital. The change in working capital resulted primarily from the Company’s operating losses. Recently the Company has focused much of its effort and capital towards expanding its operations in Mexico, which may lead to increased revenues in subsequent periods but generated little revenue during the six months ended March 31, 2007.

During the six months ended March 31, 2007 the Company incurred a cash flow deficit of $838,398 from operating activities, and had negative cash flows from investing activities of $305,786. The Company met its cash requirements during this period through the issuance of common and preferred stock providing net proceeds of $258,411, and cash proceeds of $599,650 drawn from a $1,000,000 line of credit. Cash totaled $24,685 as of March 31, 2007.

To date, the Company has financed its operations principally through private placements of equity securities and debt. The Company believes that it will raise sufficient cash to continue its operations through September 30, 2007, and anticipates that cash generated from anticipated private placements and projected revenues during the next quarter of fiscal 2007 will enable it to fulfill cash needs for 2007 operations.

On September 9, 2006, the Company entered into a $500,000 line of credit agreement with a Pilgrim Bank maturing on September 9, 2007. The line of credit agreement is collateralized substantially by all of the assets of the Company and pledged certificates of deposit held as collateral by one of the Company’s affiliates. The line of credit has a fixed rate of interest of 7% per annum. On January 11, 2007 the credit line was increased from $500,000 to $1,000,000 for which the Company incurred a finance fee $112,500. As of March 31, 2007, the balance outstanding on the line of credit was $944,650.

To obtain this line of credit, a finance fee of 3,000,000 shares of restricted common stock was issued to an affiliate at discount of $0.032 per share. This resulted in a finance fee of $96,000 which is being amortized over the 12 month term of the debt. To obtain the increase in the principal of the line of credit, 4,500,000 shares of restricted common stock were issued to an affiliate at discount of .005 per share. This resulted in a finance fee of $112,500 which is being amortized over the remaining term of the line. During the six months ended March 31, 2007 the Company has amortized $65,051 of these finance fees to interest expense, leaving a remaining balance of $142,221 to be amortized during the remaining fiscal year.

During the quarter ended March 31, 2007, the Company made net advances to its parent U.S. Microbics, Inc., (including parent subsidiaries) of approximately $245,000, bringing the net amount due from its parent and parent subsidiaries to approximately $603,000 as of March 31, 2007. It is intended that the parent and/or subsidiaries will repay the balances due during the next 12 months through sales of its own stock, inter-company charges and sales of a portion of the 63,784,250 shares of common stock owned (after conversion of Series A Preferred stock) in Sub Surface Waste Management of Delaware. A share of common stock of Sub Surface is trading for approximately $0.02 as of May 16, 2007.

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

Promissory Note

In addition, on August 4, 2004, the Company entered into a loan agreement and convertible promissory note with Fusion Capital to borrow $200,000 at annual interest rate of 10%. The Note matured on January 31, 2005, and may be redeemed by the Company, subject to Fusion Capital's right to convert any outstanding principal and accrued interest due into the Company’s common shares. The Note shall convert at a price equal to the lesser of (i) 50% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or (ii) $0.25 per share. In connection with the Note, Fusion Capital was issued 250,000 warrants with an exercise price of $.275 per share. If the Note is converted, the Company may issue more than 840,000 shares of its common stock to Fusion Capital, including interest as of the conversion date. The Company has registered up to 1,500,000 in connection with the conversion of the Note to preserve its option to utilize its cash resources for purposes other than paying down the Note. The remaining balance of interest and principal on this note as of March 31, 2007 is $158,040 including $48,040 of accrued interest.

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

Subsequent Events

The company’s Mexico subsidiary company Environmental Tec International, S.A. de C.V. (ETI) has signed an agreement with Benemérita Universidad Autónoma de Puebla (BUAP) to contract services for the State of Puebla’s Secretaria Del Medio Ambiente Y Recursos Naturales (Secretariat). ETI and BUAP will consult and train Secretariat staff relative to establishing State-wide environmental regulatory permit and fee structure program supported through technical staff training for on-site enforcement inspection on applicable industrial facilities subject to compliance for treatment, storage, transportation and disposal of toxic waste streams from their manufacturing processes. This $1.5M (USD) per annum project is planned as a model that could be replicated in other states impacted by waste generators. Two additional contracts have been issued under BUAP to ETI for site assessment and remediation services; the site called San Lorenzo in Puebla has approximately $1.5M (USD) authorized and the site called Los Pinos, Puebla has approximately $.9M (USD) authorized. All three of these contracts have been signed in the month of May 2007 and it is anticipated that work on all three contracts will commence in June 2007. Progress billings for completed work are payable within 60 days of billings. Delays in signing these contracts were realized in understanding the budgeting process the State of Puebla must complete and subsequent approvals required by its legislature and the Federal government of Mexico in order to secure these funds.

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

In February 2007, the Company issued 100,000 shares of restricted common stock for cash receipts totaling $1,000. The shares were valued at $0.01 per share. This transaction is deemed exempt from registration pursuant to Section 4(2) of the Securities Act.

In February 2007, the Company issued 700,000 shares of restricted common stock for accrued payroll totaling $17,500. The shares were valued at $0.025 per share. This transaction is deemed exempt from registration pursuant to Section 4(2) of the Securities Act.

In February 2007, the Company issued 4,500,000 shares of restricted common stock for a note payable and an incurred finance fee totaling $135,000. The shares were valued at $0.005 per share. This transaction is deemed exempt from registration pursuant to Section 4(2) of the Securities Act.

In March 2007, the Company issued 300,000 shares of restricted common stock for cash receipts totaling $3,000. The shares were valued at $0.01 per share. This transaction is deemed exempt from registration pursuant to Section 4(2) of the Securities Act.

The proceeds for the sale of restricted common stock were used for operating, selling and administrative expenses and for repayment of advances from the parent company, U.S. Microbics, Inc.

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended March 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases Of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of	Average Price	Total Number of Shares (or Units)	Maximum Number
	Shares (or Units)	Paid per Share	Purchased as Part of Publicly	Value) of Shares (or
Period	Purchased)	(or Unit)	Announced Plans or Programs (1)	Purchased Under
10/01/06-	0	$ 0	0
10/31/06

11/01/06-	0	$ 0	0
11/30/06

12/01/06-	0	$ 0	0
12/31/06

01/01/07-	0	$ 0	0
01/31/07

02/01/07-	0	$ 0	0
02/28/07

03/01/07-	0	$ 0	0
03/31/07

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

Sub Surface Waste Management of Delaware Inc.

Date: May 18, 2007	By:	/s/ Bruce S. Beattie
Bruce S. Beattie, President and Chief Executive Officer

	By:	/s/ Conrad Nagel
Conrad Nagel, Chief Financial Officer