Form 10QSB
period 2007-06-30
SUB SURFACE WASTE MANAGEMENT OF DELAWARE INC
filed 2007-08-15
CIK 789887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarter ended June 30, 2007

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Common Stock, $0.001 par value per share - 163,738,155 shares outstanding as of August 14, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SUB SURFACE WASTE MANAGEMENTOF DELAWARE, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements
June 30, 2007
(Unaudited)

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Condensed Balance Sheet

	As Of June 30, 2007 (Unaudited)	As Of September 30, 2006 (Audited)
Current Assets:
Cash and cash equivalents	$12,824	$310,808
Accounts receivable, net	45,479	47,583
Inventory	57,247	--
Due from affiliates	1,167,425	358,572
Prepaid expenses and other assets	63,060	100,380
Total current assets	1,346,035	817,343

Property And Equipment, Net
Office equipment	28,560	28,560
Manufacturing equipment	106,709	97,945
Transportation equipment	23,351	23,351
	158,620	149,856
Less: Accumulated Depreciation	(70,302)	(49,452)
	88,318	100,404
Other Assets	7,335	7,335
Total assets	$1,441,688	$925,082

Liabilities And Deficiency in Stockholders' Equity
Current Liabilities:
Line of Credit	$999,665	$345,000
Accounts payable and accrued expenses	422,065	416,562
Notes payable, current portion	110,000	150,000
Notes payable, affiliate	76,418	77,679
Due to affiliates	735,243	65,371
Total current liabilities	2,343,391	1,054,612
Total liabilities	2,343,391	1,054,612
Deficiency in Stockholders' Equity:
Convertible preferred stock, $.001 par value; 50,000,000 shares authorized:
Series A; 20,000,000 shares authorized; 10,804,665 and 10,836,665 outstanding as of June 30, 2007, and September 30, 2006,
aggregate liquidation preference of $108,046,650 and $108,366,650	10,805	10,836
Series B; 5,000,000 shares authorized; 0 shares issued and outstanding
As of June 30, 2007 and September 30, 2006	--	--
Non-Convertible preferred stock, $.001 par value;
Series S; 20,000,000 shares authorized; 20,000,000 ,
Issued and outstanding as of June 30, 2007 and September 30,
2006 respectively; aggregate liquidation preference of $20,000,000	20,000	20,000
Common stock; $.001 par value; 300,000,000 shares authorized;
142,030,279 and 95,525,794 issued and outstanding as of
June 30, 2007 and September 30, 2006, respectively	142,166	95,526
Additional paid-in capital	15,833,966	14,801,661
Stock Subscription Receivable	(10,000)	(147,560)
Deferred equity issuance costs	(668,500)	(668,500)
Accumulated deficit	(16,230,140)	(14,241,493)
Total deficiency in stockholders' equity	(901,703)	(129,530)
Total liabilities and stockholders' equity	$1,441,688	$925,082

See accompanying footnotes to the unaudited consolidated condensed financial statements.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Condensed Statements of Losses
(Unaudited)

	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Revenues	$229,668	$444,082	$55,379	$76,662

Cost of revenues	89,672	290,627	42,656	38,982

Gross profit (loss)	139,996	153,455	12,723	37,680

Selling, general and administrative expenses	2,028,732	1,658,215	761,864	441,804
Depreciation	20,850	18,151	6,965	8,624

Loss from operations	(1,909,586)	(1,522,911)	(756,106)	(412,748)

Other income (expense):

Interest Income	846	726	9	350

Interest expense	(79,906)	(38,189)	(25,249)	(10,963)

Net loss before income taxes	(1,988,646)	(1,560,374)	(781,346)	(423,361)

Income taxes	--	--	--	--
Net Loss	$(1,988,646)	$(1,560,374)	$(781,346)	$(423,361)

Net loss per common share (basic and diluted)	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted average common shares outstanding	111,993,632	72,665,406	134,282,213	83,120,760

See accompanying footnotes to the unaudited consolidated condensed financial statements.

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,
	2007	2006
NET CASH USED IN OPERATING ACTIVITIES	(1,341,197)	(722,677)

Purchase of property and equipment	(8,764)	(57,032)
Payments from (to) affiliates	(808,852)	(80,256)

NET CASH USED IN INVESTING ACTIVITIES	(817,616)	(137,288)

Proceeds from line of credit	654,665	--
(Repayment of) proceeds from parent and affiliates	682,372	300,169
Issuance of common stock, net if finance cost	11,500	152,000
Issuance of common stock under employee stock option plan	472,292	439,984
Proceeds from stock subscription receivable	40,000	--
Proceeds notes payable	--	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,860,829	992,153

INCREASE (DECREASE) IN CASH	(297,984)	132,188
CASH AT BEGINNING OF PERIOD	310,808	7,098
CASH AT END OF PERIOD	12,824	139,286

Supplemental disclosures of non-cash Investing and financing activities:

Common stock issued in exchange for services	$218,375	$29,600
Common stock issued to director for compensation	$10,000	$10,000
Common stock issued in settlement of accounts payable and
accrued expenses	$161,235	$77,752
Common stock issued in settlement of notes payable	$62,500	$85,000
Common stock issued for a finance fee	$112,500	$--
Common stock issued to employees under stock incentive plan	$115,391	$--
Common stock issued to employees for services	$--	$112,000
Common stock issued upon conversion of preferred shares	$128	$--
Stock subscription receivable	$374,912	$--
Common stock issued for accrued payroll of an affiliate	$12,500	$--
Preferred stock issued to employees for services	$--	$2,000
Preferred stock issued to an affiliate for a licensing agreement	$--	$150,000
Preferred stock issued to an affiliate for a consulting agreement	$--	$360,000

Cash paid for:
Interest	$--	$--
Income taxes	$--	$--

See accompanying footnotes to the unaudited consolidated condensed financial statements.

SUB SURFACE WASTE MANAGEMENTOF DELAWARE, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements
June 30, 2007
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months and nine months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

As of June 30, 2007, U.S. Microbics, Inc., and subsidiaries ("Parent" or "Affiliates") control approximately 78% of the outstanding voting stock of the Company.

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

SUB SURFACE WASTE MANAGEMENTOF DELAWARE, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements
June 30, 2007
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

	Options Outstanding			Options Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	$0.25	55,000	0.84	$0.25	55,000	$0.25
	$0.30	400,000	3.50	$0.30	400,000	$0.30
	$1.38	280,000	3.00	$1.38	280,000	$1.38
Totals		735,000	3.11	$0.71	735,000	$0.71

SUB SURFACE WASTE MANAGEMENTOF DELAWARE, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements
June 30, 2007
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at October 1, 2006	735,000	$0.71
Granted	--	--
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2006	735,000	$0.71
Granted	15,000,000	0.02
Exercised	(15,000,000)	(0.02)
Canceled or expired	--	--
Outstanding at March 31, 2007	735,000	$0.71
Granted	4,947,500	0.02
Exercised	(4,947,500)	(0.02)
Canceled or expired	--	--
Outstanding at June 30, 2007	735,000	$0.71

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

SUB SURFACE WASTE MANAGEMENTOF DELAWARE, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements
June 30, 2007
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

NOTE B - DUE FROM / DUE TO AFFILIATES

The Company has related transactions with the parent company, U.S. Microbics, Inc. and its subsidiaries. At June 30, 2007, the balance due from and due to affiliates totaled $1,167,425 and $735,243, respectively.

NOTE C - NOTES PAYABLE

During August 2004, the Company received gross proceeds of $200,000 for a convertible note payable bearing 10% interest rate and maturing on January 31, 2005. The Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $0.25 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a twelve day moving average closing price over a ten(12) day period. Upon maturation of the note on January 31, 2005, the interest rate increased to 15%. As of June 30, 2007 the principal balance owed on the note is $110,000 with an accrued interest liability of $54,146.

NOTE D - CAPITAL STOCK

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. The Company has also authorized 20,000,000 shares of Series A convertible preferred stock, with a par value of $.001 per share. The Company has also authorized 5,000,000 shares of Series B convertible preferred stock, with a par value of $.001 per share. The preferred stock is convertible at the option of the holder into common stock at the rate of five shares of common for every one share of preferred at the option of the holder after one year. The Company has authorized 20,000,000 shares of Series S preferred stock, which is not convertible. As of June 30, 2007 the Company has issued and outstanding 142,030,279 shares of common stock, 10,804,665 shares of convertible Series A preferred stock, 0 shares of convertible Series B preferred stock, and 20,000,000 of Series S preferred stock.

During the nine months ended June 30, 2007, the Company cancelled 975,000 shares of common stock that had previously been issued for use of the employee stock option plan.

During the nine months ended June 30, 2007, the Company issued 19,947,500 shares of common stock for the employee stock option plan. The issuance of these shares incurred a receivable of $407,406 and an expense of $71,895 for the Company.

During the nine months ended June 30, 2007 the Company issued 7,677,900 shares of common stock for services totaling $205,175. The shares were valued at a weighted average of $0.03 per share.

SUB SURFACE WASTE MANAGEMENTOF DELAWARE, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements
June 30, 2007
(Unaudited)

NOTE D - CAPITAL STOCK (cont’d)

During the nine months ended June 30, 2007 the Company issued 4,205,385 shares of common stock for a note payable and accrued interest totaling $54,670. Of this amount, $40,000 went toward principal and $14,670 went toward accrued interest. The shares were valued at $0.01 per share.

During the nine months ended June 30, 2007 the Company issued 6,171,700 shares of common stock for legal fees totaling $141,565. The shares were valued at a weighted average of $0.02 per share.

During the nine months ended June 30, 2007, the Company issued 160,000 shares of restricted common stock upon conversion of 32,000 shares of Series A preferred stock.

During the nine months ended June 30, 2007 the Company issued 500,000 shares of restricted common stock for investor relations services totaling $13,200. The shares were valued at $0.02 per share.

During the nine months ended June 30, 2007 the Company issued 477,000 shares of restricted common stock to a director as compensation totaling $10,000. The shares were valued at $0.02 per share.

During the nine months ended June 30, 2007 the Company issued 700,000 shares of restricted common stock for accrued payroll totaling $17,500. The shares were valued at $0.02 per share.

During the nine months ended June 30, 2007 the Company issued 775,000 shares of restricted common stock for cash receipts totaling $11,500. The shares were valued at a weighted average of $0.01 per share.

During the nine months ended June 30, 2007 the Company issued 2,500,000 shares of restricted common stock for stock subscriptions receivable totaling $50,000. The shares were valued at $0.02 per share.

During the nine months ended June 30, 2007 the Company issued 4,500,000 shares of restricted common stock for a note payable and an incurred finance fee totaling $135,000. The shares were valued at $0.005 per share.

SUB SURFACE WASTE MANAGEMENTOF DELAWARE, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements
June 30, 2007
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

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

	June 30, 2007	June 30, 2006
Net Sales To External Customers:
United States	$140,023	$13,468
Mexico	$89,645	$430,614
Total Sales To External Customers	$229,668	$444,082

Assets:
United States	$1,319,898	$1,083,691
Mexico	121,770	130,799
Total Assets	$1,441,668	$1,214,490

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

RESULTS OF OPERATIONS

For the nine months and three months ended June 30, 2007 compared to the nine months and three months ended June 30, 2006.

The Company had revenues of $229,668 and $55,379 during the nine months and three months ended June 30, 2007, respectively, as compared to revenues of $444,082 and $76,662 for the same period in 2006 which represents a decrease of 48% and 28% for these periods. Revenues for the nine months and three months ended June 30, 2007 consisted primarily of engineering services, construction, and bio-remediation of hydro-carbons in contaminated soil for projects in Mexico. Gross profit for the nine months and three months ended June 30, 2007 was $139,996 and $12,723 or 61% and 23% of sales compared to $153,455 and $37,680 or 35% and 49% of sales for the corresponding period in fiscal 2006.

Selling, general and administrative ("SG&A") expenses for the nine months and three months ended June 30, 2007 totaled $2,028,732 and $761,864 respectively, compared to $1,658,215 and $441,804 for the same periods in fiscal 2006. SG&A expenses for the nine months and three months ended June 30, 2007 consisted of occupancy, payroll, accounting, consulting services, and finance fees.

The Company incurred a net loss of $1,988,646 and $781,346 for the nine months and three months ended June 30, 2007, and had negative cash flows from operations of $1,341,197 for the nine months ended June 30, 2007 compared to a net loss of $1,560,374 and $423,361 for the nine months and three months ended June 30, 2006 and had negative cash flows from operations of $722,677 for the nine months ended June 30, 2006. Basic and diluted net loss per share was $(0.02) and $(0.01) for the nine months and three months ended June 30, 2007, respectively, compared to a loss of $(0.02) and $(0.01) for the nine months and three months ended June 30, 2006.

As of June 30, 2007, the Company had an accumulated deficit of $16,230,140 compared to $13,302,449 as of June 30, 2006. The shareholders equity as of June 30, 2007 was negative $901,703 compared to $547,282 as of June 30, 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - continued

Liquidity And Capital Resources

As of June 30, 2007, the Company had a negative working capital of $997,356 compared to a negative working capital of $237,269 at September 30, 2006, or a decrease of $760,087 in the working capital. The change in working capital resulted primarily from the Company’s operating losses. Recently the Company has focused much of its effort and capital towards expanding its operations in Mexico, which may lead to increased revenues in subsequent periods but generated little revenue during the nine months ended June 30, 2007.

During the nine months ended June 30, 2007 the Company incurred a cash flow deficit of $1,341,197 from operating activities, and had negative cash flows from investing activities of $817,616. The Company met its cash requirements during this period through the issuance of common and preferred stock providing net proceeds of $523,792, proceeds from affiliates 682,372 and cash proceeds of $654,665 drawn from a $1,000,000 line of credit. Cash totaled $12,824 as of June 30, 2007.

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

On September 9, 2006, the Company entered into a $500,000 line of credit agreement with a Pilgrim Bank maturing on September 9, 2007. The line of credit agreement is collateralized substantially by all of the assets of the Company and pledged certificates of deposit held as collateral by one of the Company’s affiliates. The line of credit has a fixed rate of interest of 7% per annum. On January 11, 2007 the credit line was increased from $500,000 to $1,000,000 for which the Company incurred a finance fee $112,500. As of June 30, 2007, the balance outstanding on the line of credit was $999,665.

To obtain this line of credit, a finance fee of 3,000,000 shares of restricted common stock was issued to an affiliate at discount of $0.032 per share. This resulted in a finance fee of $96,000 which is being amortized over the 12 month term of the note. To obtain the increase in the principal of the line of credit, 4,500,000 shares of restricted common stock were issued to an affiliate at discount of .005 per share. This resulted in a finance fee of $112,500 which is being amortized over the remaining term of the note. During the nine months ended June 30, 2007 the Company has amortized $152,077 of these finance fees to interest expense, leaving a remaining balance of $56,423 to be amortized during the remaining fiscal year.

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

Promissory Note

In addition, on August 4, 2004, the Company entered into a loan agreement and convertible promissory note with Fusion Capital to borrow $200,000 at annual interest rate of 10%. The Note matured on January 31, 2005, and may be redeemed by the Company, subject to Fusion Capital's right to convert any outstanding principal and accrued interest due into the Company’s common shares. The Note shall convert at a price equal to the lesser of (i) 50% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or (ii) $0.25 per share. In connection with the Note, Fusion Capital was issued 250,000 warrants with an exercise price of $.275 per share. If the Note is converted, the Company may issue more than 840,000 shares of its common stock to Fusion Capital, including interest as of the conversion date. The Company has registered up to 1,500,000 in connection with the conversion of the Note to preserve its option to utilize its cash resources for purposes other than paying down the Note. The remaining balance of interest and principal on this note as of June 30, 2007 is $164,146 including $54,146 of accrued interest.

From and after the maturity date or after the occurrence of an event of default under the Note, the interest rate shall be increased to fifteen percent (15%) and shall be calculated in accordance with the terms of the Note. At any time after the maturity date, the Company shall redeem Note for cash equal to 125% of the outstanding principal plus accrued interest.

In the event Fusion Capital does not accept common stock as payment of their note, the Company will be obligated to raise additional capital of $164,146 possibly through the sale of restricted common stock or through additional borrowings. There is no assurance that the Company will be able to raise the required funds to repay the loan to Fusion Capital.

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

Subsequent Events

On July 5, 2007, Mr. Bruce Beattie (“Mr. Beattie”) announced his resignation as the Chief Executive Officer and as a director of Sub Surface Waste Management of Delaware, Inc. (the “Company”), effective immediately. Mr. Beattie did not serve on any committees of the Board of Directors. Mr. Beattie resigned for personal reasons.

As a result of Mr. Beattie’s resignation, the Company’s Chief Executive Officer position is currently vacant. The Company intends to appoint a new Chief Executive Officer as soon as practicable. The Company filed a form 8-K with the S.E.C. on July 17, 2007 to disclose this information.

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

In December 2006, February 2007, and March 2007, the Company issued 775,000 shares of restricted common stock for cash receipts totaling $11,500. The shares were valued at a weighted average of $0.01 per share.

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

In May 2007, the Company issued 477,000 shares of restricted common stock to a director as compensation totaling $10,000. The shares were valued at $0.02 per share.

The proceeds from the sales of restricted common stock were used for operating, selling and administrative expenses.

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended June 30, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases Of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares (or Value) Purchased Under
10/01/06-	0	$0	0
10/31/06

11/01/06-	0	$0	0
11/30/06

12/01/06-	0	$0	0
12/31/06

01/01/07-	0	$0	0
01/31/07

02/01/07-	0	$0	0
02/28/07

03/01/07-	0	$0	0
03/31/07

04/01/07-	0	$0	0
04/30/07

05/01/07-	0	$0	0
05/31/07

06/01/07-	0	$0	0
06/31/07

(1) We have not entered into any plans or programs under which we may repurchase its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION .

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

6(a) Exhibits filed with this Form 10--QSB

Exhibit 31.1 - Certification of Robert C. Brehm pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of Robert C. Brehm pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002

6(b) Reports on From 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Sub Surface Waste Management Of Delaware Inc.

Date: August 14, 2007	By:	/s/ Robert C. Brehm
Robert C. Brehm, President and Chief Executive Officer

Date: August 14, 2007
	By:	/s/ Conrad Nagel
Conrad Nagel, Chief Financial Officer